Form 10QSB
period 2002-07-31
RESIDENTIAL RESALES INC
filed 2002-10-03
CIK 1172635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2002

                             Commission File Number

                                     0-49884

                            RESIDENTIAL RESALES, INC
                 (Name of Small Business Issuer in its charter)


           FLORIDA                                       75-3026967
(State or other jurisdiction  of         (I.R.S.  Employer Identification  No.)
  Incorporation  or  organization)

             270  NW  3rd  Court                              33432-3720
           Boca  Raton,  Florida                              (Zip  Code)
(Address  of  principal  executive  offices)


                        Issuers Telephone: (561) 368-1427
                   ------------------------------------------


     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of July 31, 2002, there are 3,000,000 shares of common stock outstanding. The issuer has no other classes of stock authorized.

     Transitional  Small  Business  Format:     No
                                             -----

     PART  I   FINANCIAL  INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     Unaudited financial statements for Residential Resales, as of the fiscal quarter ended July 31, 2002 are submitted in compliance with Item 310(b) of Regulation S-B.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JULY 31, 2002
                                  (UNAUDITED)


                          ASSETS
                        ---------
CURRENT  ASSETS


 Cash                                         $1,633
                                            ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------

CURRENT LIABILITIES
 Due to stockholder                          $ 1,111
                                            --------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                       3,000
 Additional paid-in capital                    6,500
 Deficit accumulated during the development
  stage                                       (8,978)
                                            --------
Total Stockholders' Equity                       522
                                            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,633
                                            ========


                Read accompanying Notes to Financial Statements.
                                      F-1

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Period  From
                                                            June  29,  1998
                                    Three  Months             (Inception)
                                   Ended  July  31,           To  July  31,
                                2002            2001              2002
                             ------------  -------------      ------------

REVENUES                       $     -      $       -          $        -

EXPENSES
 General and administrative      2,776              -               8,978
                             ------------  -------------      ------------

NET (LOSS)                    $ (2,776)    $        -          $   (8,978)
                             ============  =============      ============

(LOSS) PER SHARE              $      -     $        -
                             ============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          3,000,000        750,000
                             ============  =============



                Read accompanying Notes to Financial Statements.
                                      F-2

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                          Period  From
                                                          Three            Three          June  29,1998
                                                     Months  Ended       Months  Ended      (Inception)
                                                       July  31,          July 31,         to  July  31,
                                                         2002               2001              2002
                                                    -----------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                             $(2,776)             $-               $(8,978)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Common shares issued for services
     Rendered                                                 -               -                 5,000
                                                    -----------------   ---------------  ----------------


NET CASH (USED IN) OPERATING ACTIVITIES                  (2,776)              -                (3,978)
                                                    -----------------   ---------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                  -                   -                 1,000
 Increase in amount due to stockholder                     -                   -                 1,111
 Repayment of stock subscriptions receivable              3,500                -                 3,500
                                                    -----------------   ---------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,500                -                 5,611
                                                    -----------------   ---------------  ----------------

NET INCREASE IN CASH                                        724                -                 1,633

CASH - BEGINNING                                            909                -                     -
                                                    -----------------   ---------------  ----------------

CASH - ENDING                                           $ 1,633              $ -               $1,633
                                                    =================   ===============  ================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered             $     -              $ -               $5,000
                                                    =================   ===============  ================

                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2002



NOTE  1.     ORGANIZATION
             -------------
Residential Resales, Inc. (formerly known as Media Acquisitions Group, Inc.) was incorporated on June 29, 1998 under the laws of the State of Florida. The company is engaged in the acquisition and renovation of foreclosed or distressed residential homes for resale. The company's headquarters is in Boca Raton, Florida.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          -----------------------------------------------
          BASIS  OF  PRESENTATION
          -----------------------

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-SB as filed with the SEC.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2002


NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
             -----------------------------------------------------------
(LOSS)  PER  SHARE
------------------
(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

USE  OF  ESTIMATES
------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE  3.     CAPITAL  STOCK
             --------------

The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On September 17, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease the par value to $.001 per share. In addition, on March 1, 2002, the Board of Directors approved a 150 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been retroactively adjusted to 750,000 common shares with a par value of $.001 per share.

As  of  July  31,  2002,  3,000,000  common  shares were issued and outstanding.

ITEM  2.     PLAN  OF  OPERATION

     At the present time the Company has no overhead costs. The officers of the Company are not on any payroll and the offices of the Company and administrative assistance are now being provided at no cost. This situation will remain constant until such time as the Company has purchased and sold one or more residences.

     The plan of operation for the next twelve months is to purchase one or more residential properties, make necessary repairs and/or renovations, and resell those residences. The Company estimates that it will require $60,000 for the purchase price of a given residence and that it will require $10,000 to cover repairs and/or maintenance. However, it must be emphasized that these cash requirements are estimates only. There is no way to specifically identify these costs until an actual purchase occurs. Until that time, the Company will not require additional cash to main itself in a current position.

     To provide the anticipated cash that will be required, the Company intends to obtain cash loans from certain of its present stockholders, several of whom have expressed an intention to make loans to the Company for the purpose of residence purchases and the repairs and/or renovations that may be required. There is no way to state at this time the amount of loans that will be required. However, in terms of structure, the Company plans to issue the loans as unsecured promissory notes, payable on demand, with annual interest at five percent (5%). All interest will accrue until the note is paid by the Company or demand is made for payment. The Company will have the right of prepayment at any time without penalty. The Company intends to pay off all loans used to acquire and improve a given residence upon such time as a residence is sold.
The Company intends to finance all residence purchases with loans until such time as accrued profits will permit a purchase(s) with Company funds.

ITEM  3.      CONTROLS  AND  PROCEDURES

     Harry DiFrancesco is the President of the Company and is the sole director. He is the only executive officer and all reports to be filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act (as specified in Regulation Section 240.13a-14 (c) ) are his responsibility alone and that no other disclosure controls and procedures are applicable.

                          PART II - OTHER INFORMATION

ITEMS  1-  5  -  NOT  REQUIRED

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2 (iii) as filed in Part III of Form 10SB as filed with the Securities and Exchange Commission.

     (b)     Reports  on  Form  8-K

             None






                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.




Date:              October  2,  2002          By:    /s/  Harry  Di  Francesco
          --------------------------               ---------------------------
                                                  Harry  Di  Francesdo
                                                  President

                                  CERTIFICATION
                                  -------------


I,  HARRY  DI  FRANCESCO,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Residential Resales, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions.

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October  2,  2002

/s/  Harry  Di  Francesco
-------------------------
Harry  Di  Francesco
President  and  Sole  Certifying  Officer