Form 10QSB
period 2002-10-31
RESIDENTIAL RESALES INC
filed 2002-12-13
CIK 1172635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended October 31, 2002

                             Commission File Number

                                     0-49884

                            RESIDENTIAL RESALES, INC
                 (Name of Small Business Issuer in its charter)


             FLORIDA                                      75-3026967
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
Incorporation  or  organization)                       Identification  No.)

             270  NW  3rd  Court                          33432-3720
           Boca  Raton,  Florida                         (Zip  Code)
(Address  of  principal  executive  offices)

                        Issuers Telephone: (561) 368-1427
                   ------------------------------------------


                   APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

               As of October 31, 2002, there are 3,000,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No
                                                       -----

     PART  I   FINANCIAL  INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     Unaudited financial statements for Residential Resales, as of the fiscal quarter ended October 31, 2002 are submitted in compliance with Item 310(b) of Regulation S-B.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                OCTOBER 31, 2002
                                   (UNAUDITED)


                       ASSETS
                       ------

CURRENT  ASSETS


 Cash                                            $  678
 Purchase option - real estate                      500
                                                --------

TOTAL ASSETS                                     $1,178
                                                ========




      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ---------------------------------------------

CURRENT  LIABILITIES

 Accounts payable                             $  1,025
 Due to stockholder                              2,111
                                              ---------

Total Current Liabilities                        3,136
                                              ---------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                         3,000
 Additional paid-in capital                      6,500
 Deficit accumulated during the development
  stage                                        (11,458)
                                              ---------

Total Stockholders' Equity (Deficit)            (1,958)
                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                    $  1,178
                                              =========


                Read accompanying Notes to Financial Statements.
                                       F-1

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Period  From
                                                                         June 29, 1998
                                 Three  Months            Six  Months     (Inception)
                              Ended  October  31,      Ended October 31, To October 31,
                                 2002       2001        2002       2001      2002
                              --------- ------------ ---------- ---------- ------------

REVENUES                        $  -       $  -        $  -       $  -      $     -

EXPENSES
   General and administrative  2,480          -       5,256          -       11,458
                              --------- ------------ ---------- ---------- ------------

NET (LOSS)                    (2,480)      $  -     $(5,256)     $   -      $(11,458)
                              ========= ============ ========== ========== ============

(LOSS) PER SHARE                   -       $  -     $     -      $   -
                              ========= ============ ========== ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          3,000,000    750,000   3,000,000    750,000
                              ========= ============ ========== ==========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                             Period From
                                                         Six                  Six           June 29, 1998
                                                     Months Ended         Months Ended      (Inception)
                                                      October 31,          October 31,      to October 31,
                                                         2002                 2001              2002
                                                   ------------------   -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                             $(5,256)             $-              $(11,458)
 Adjustments to reconcile net (loss) to
  cash (used in) operating activities:
   Common shares issued for services
    rendered
   Increase in accounts payable


NET CASH (USED IN) OPERATING ACTIVITIES                      -                -                 5,000
                                                         1,025                -                 1,025
                                                   ------------------   -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:                   (4,231)               -                (5,433)
                                                   ------------------   -----------------  ----------------

 Purchase of option - real estate                         (500)               -                  (500)
                                                   ------------------   -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                     -               -                 1,000
 Increase in amount due to stockholder                    1,000               -                 2,111
 Repayment of stock subscriptions receivable              3,500               -                 3,500
                                                   ------------------   -----------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 4,500               -                 6,611
                                                   ------------------   -----------------  ----------------

NET INCREASE (DECREASE) IN CASH                            (231)              -                   678
                                                   ------------------   -----------------  ----------------

CASH - BEGINNING                                            909               -                     -
                                                   ==================   =================  ================
CASH - ENDING                                              $678              $-                  $678
                                                   ==================   =================  ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered               $   -              $-                $5,000
                                                   ==================   =================  ================




                Read accompanying Notes to Financial Statements.
                                       F-3

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002




NOTE  1.     ORGANIZATION
             ------------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

BASIS OF PRESENTATION
-------------------------

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

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002


NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
             ----------------------------------------------------------

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

NOTE  3.     PURCHASE  OPTION  -  REAL  ESTATE
             ---------------------------------

On September 19, 2002, the Company paid $500 for an ninety day option to purchase a residential condominium in Boca Raton, Florida. The purchase price of the property is $55,000.

NOTE  4.     CAPITAL  STOCK
             --------------

The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On September 17, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease the par value to $.001 per share. In addition, on March 1, 2002, the Board of Directors approved a 150 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002


NOTE  4.     CAPITAL  STOCK  (CONTINUED)
             --------------------------

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

     Using cash on hand, as of September 19, 2002 the Company entered into an Option To Purchase contract with an individual, providing for the option to purchase a residential property for $55,000. If sufficient funding is obtained prior to the expiration of the option, the Company intends to implement the option and acquire the residential property.

ITEM  3.      CONTROLS  AND  PROCEDURES

     Harry DiFrancesco is the President of the Company and is the sole director. He is the only executive officer and all reports to be filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act ( as specified in Regulation Section 240.13a-14 (c) ) are his responsibility alone and that no other disclosure controls and procedures are applicable.

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




Date:         December  10,  2002          By:    /s/  Harry  Di  Francesco
          ----------------------------          ---------------------------
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


Date:     December  10,  2002

/s/  Harry  Di  Francesco
-------------------------
Harry  Di  Francesco
President  and  Sole  Certifying  Officer