Form 10QSB
period 2003-01-31
RESIDENTIAL RESALES INC
filed 2003-03-14
CIK 1172635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended January 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of January 31, 2003, there are 3,000,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No
                                                       -----

     PART  I   FINANCIAL  INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     Unaudited financial statements for Residential Resales, as of the fiscal quarter ended January 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                             $    146
                                                                  ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                  --------

CURRENT LIABILITIES
 Due to stockholder                                               $  3,611
                                                                  --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                             3,000
 Additional paid-in capital                                          6,500
 Deficit accumulated during the development
  stage                                                            (12,965)
                                                                  --------

         Total Stockholders' Equity (Deficit)                       (3,465)
                                                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                        $    146
                                                                  ========



                Read accompanying Notes to Financial Statements.
                                       F-1

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Period From
                                                                                   June 29, 1998
                                    Three Months               Nine Months          (Inception)
                                   Ended January 31,       Ended January 31,       To January 31,
                                   2003        2002        2003          2002            2003
                                   ----        ----        ----          ----            ----
REVENUES                      $         -   $        -  $         -    $         -   $         -

EXPENSES
 General and administrative         1,507            -        6,763              -        12,965
                              -----------   ----------  -----------    -----------   -----------

NET (LOSS)                    $    (1,507)  $        -  $    (6,763)   $         -   $   (12,965)
                              ===========   ==========  ===========    ===========   ===========

(LOSS) PER SHARE              $         -   $        -  $         -    $         -
                              ===========   ==========  ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,000,000      750,000    3,000,000        750,000
                              ===========   ==========  ===========    ===========


                Read accompanying Notes to Financial Statements.
                                       F-2

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                  Period From
                                                            Nine                Nine             June 29,1998
                                                         Months Ended        Months Ended         (Inception)
                                                          January 31,         January 31,        to January 31,
                                                             2003                2002                2003
                                                             ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                              $ (6,763)            $      -              $(12,965)
 Adjustments to reconcile net (loss) to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                                    -                    -                 5,000
   Expiration of purchase option                              500                    -                   500
   Increase in accounts payable                                 -                    -                     -
                                                         --------             --------              --------

NET CASH (USED IN) OPERATING ACTIVITIES                    (6,263)                   -                (7,465)
                                                         --------             --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of option - real estate                            (500)                   -                  (500)
                                                         --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                       -                    -                 1,000
 Increase in amount due to stockholder                      2,500                    -                 3,611
 Repayment of stock subscriptions receivable                3,500                    -                 3,500
                                                         --------             --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,000                    -                 8,111
                                                         --------             --------              --------

NET INCREASE (DECREASE) IN CASH                              (763)                   -                   146
CASH - BEGINNING                                              909                    -                     -
                                                         --------             --------              --------
CASH - ENDING                                            $    146             $      -              $    146
                                                         ========             ========              ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered              $      -             $      -              $  5,000
                                                         ========             ========              ========

                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Basis of Presentation
                  ---------------------

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Basis of Presentation (Continued)
                  ---------------------------------

                  statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-SB as filed with the SEC.

                  (Loss) Per Share
                  ----------------

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  Use of Estimates
                  ----------------

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

NOTE 3.           PURCHASE OPTION - REAL ESTATE
                  -----------------------------

                  On September 19, 2002, the Company paid $500 for an ninety day option to purchase a residential condominium in Boca Raton, Florida. The purchase price of the property was $55,000. On December 18, 2002, the option expired and was expensed.

NOTE 4.           CAPITAL STOCK
                  -------------

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



NOTE 4.           CAPITAL STOCK (CONTINUED)
                  -------------------------

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

                  As of January 31, 2003, 3,000,000 common shares were issued and outstanding.

ITEM  2.     PLAN  OF  OPERATION

     At the present time the Company has no overhead costs. The officers of the Company are not on any payroll and the offices of the Company and administrative assistance are now being provided at no cost. This situation will remain constant until such time as the Company has purchased and sold one or more residences.

     The plan of operation for the next twelve months is to purchase one or more residential properties, make necessary repairs and/or renovations, and resell those residences. The Company estimates that it will require $60,000 for the purchase price of a given residence and that it will require $10,000 to cover repairs and/or maintenance. However, it must be emphasized that these cash requirements are estimates only. There is no way to specifically identify these costs until an actual purchase occurs. Until that time, the Company will not require additional cash to maintain itself in a current position.

     To provide the anticipated cash that will be required, the Company intends to obtain cash loans from certain of its present stockholders, several of whom have expressed an intention to make loans to the Company for the purpose of residence purchases and the repairs and/or renovations that may be required. There is no way to state at this time the amount of loans that will be required. However, in terms of structure, the Company plans to issue the loans as unsecured promissory notes, payable on demand, with annual interest at five percent (5%). All interest will accrue until the note is paid by the Company or demand is made for payment. The Company will have the right of prepayment at any time without penalty. The Company intends to pay off all loans used to acquire and improve a given residence upon such time as a residence is sold.
The Company intends to finance all residence purchases with loans until such time as accrued profits will permit a purchase(s) with Company funds. As of the date of this filing, the Company has not obtained the anticipated cash loans.


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




Date:         March  14,  2003             By:    /s/  Harry  Di  Francesco
          -------------------------               ---------------------------
                                                  Harry  Di  Francesco
                                                  President

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


Date:     March  14,  2003

/s/  Harry  Di  Francesco
-------------------------
Harry  Di  Francesco
President  and  Sole  Certifying  Officer