Form 10KSB
period 2003-04-30
RESIDENTIAL RESALES INC
filed 2003-07-28
CIK 1172635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Fiscal Year ended April 30, 2003

                             Commission File Number
                                     0-49884

                            RESIDENTIAL RESALES, INC.
                 (Name of Small Business Issuer in its charter)


          FLORIDA                                        7-3026967
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

             270 NW 3rd Court                            33432-3720
           Boca Raton, Florida                           (Zip Code)
(Address of principal executive offices)

                       Issuer's Telephone: (561) 368-1427
                                          ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:      Common
                                                               ----------------
                                                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.        None
                                                         ----------------

Aggregate market value of voting equity held by non-affiliates as of April 30, 2003: $2,500.00.

                As of April 30, 2003, there are 3,000,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

Transitional Small Business Disclosure Format:     No

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         (a)    BUSINESS DEVELOPMENT

         The Company was originally formed under the name of MEDIA ACQUISITIONS GROUP, INC., as a Florida corporation filed July 1, 1998. The Company was assigned Document Number P98000058690.

         The Company was formed for the original purpose of acquiring companies providing various media consulting services. However, the Company never activated services and remained inactive. On September 24, 1999, the Company was administratively dissolved for failure to file an annual report.

         On August 10, 2001 an application for Corporation Reinstatement, together with payment of applicable fees, was filed with the Florida Department of State. The Company was reinstated on August 14, 2001.

         On September 17, 2001 Articles of Amendment were filed with the Florida Department of State, changing the name to: RESIDENTIAL RESALES, INC. and changing the authorized capital stock of the Company to Fifty Million (50,000,000) shares of voting common stock at a par value of $.001 per share.

         The Company filed the 2003 For Profit Corporation Uniform Business Report (UBR) with the Florida Department of State and paid the required fee. Its status is active.

         See Exhibit 3(i) commencing on Page E-1 for the Articles of Incorporation, the Reinstatement of MEDIA ACQUISITIONS GROUP, INC., the Articles of Amendment to the Articles of Incorporation of MEDIA ACQUISITIONS GROUP, INC. and the certification of status for RESIDENTIAL RESALES, INC.

         The Bylaws of the Company are included as Exhibit 3(ii) commencing at Page E-10.


         (b)      BUSINESS OF ISSUER

                  Business Objective; Principal Products; Markets

         The primary objective of Residential Resales, Inc. is the purchase of foreclosed or otherwise distressed residential single-family homes, with the intention of renovating or repairing such homes and placing them on the market for resale as promptly as possible.

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

         The Company has anticipated that its cash operating requirements would be met by loans from present stockholders. However, as of this filing no loans have been made and the Company is, therefore, inactive. Unless operating funds are obtained, or an alternate source of liquidity is realized, the Company has no present option except to remain inactive, although the Company does intend to remain active as a Florida corporation.


ITEM 2.    DESCRIPTION OF PROPERTY

         The Company owns no real property, nor does it have any leasehold or option interests at this time.

         The Company executive offices are provided, without payment of rent at this time at 270 NW 3rd Court, Boca Raton, Florida. This address is the location of the offices of the General Counsel of the Company, Ledyard H. DeWees, P.A. who has agreed to provide office space and secretarial assistance without charge.

ITEM 3.   LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its director.


ITEM 4.   SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         a.       MARKET INFORMATION

         There is no public trading market for the Company's stock and management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker regarding a public market for the stock.

         There are no warrants or options or convertible securities of the Company outstanding.

         Out of 3,000,000 total shares of voting common stock outstanding, there are 2,250,000 shares that are restricted. None of these shares are eligible for sale under Rule 144. There are 750,000 shares of common stock that are free trading. There are no agreements between the stockholders and the Company pertaining the registration under the Securities Act of their shares.

         b.       HOLDERS

         There are 30 shareholders of record of the Company's common stock.

         c.       DIVIDENDS

         The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

         d.       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
                  COMPENSATION PLANS.

         None.

         e.     RECENT SALES OF UNREGISTERED SECURITIES

         On March 1, 2002 the Company elected to offer for sale 250,000 shares of its common stock at $.01 per share. The offering was conducted under Rule 504 of Regulation D, as promulgated by the Securities & Exchange Commission. All sales were conducted under a Subscription Agreement, a copy of which is included here as Exhibit #99 at Page E-28.


         Pursuant to the requirements of this Regulation D offering, Form D was filed with the Securities and Exchange Commission on April 17, 2002.

         Regarding this offering, the following additional information is submitted:

         o All sales were conducted by officers of the Company and no commissions were paid.

         o Sales were made to 25 individuals for a total of 250,000 shares. All sales were for cash, with total payments of $2,500. All proceeds were paid directly to the Company without escrow. All proceeds were received by the Company on a net basis - there being no charges against the sales.

         o This offering has been terminated by the action of the board of directors.


ITEM 6.    PLAN OF OPERATION

         a.  PLAN OF OPERATION

         Residential Resales, Inc. has been unable to obtain the funding necessary to implement active operation. As a consequence, the Company is inactive at this time and will remain inactive until funding is received or an alternate business course of action is pursued.

         The Company has no present need for funds to continue on as an inactive corporation. The Company has no debts and no requirement for operating funds at this time.

         b        OFF-BALANCE SHEET ARRANGEMENTS

         Not applicable.


ITEM 7.   FINANCIAL STATEMENTS

         Attached audited financial statements for RESIDENTIAL RESALES, INC. for the year ended April 30, 2003 are submitted in compliance with Item 310 of Regulation S-B.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed accountants during the previous two year period to the date of this registration statement and there are no disagreements with the findings of said accountants.

                                    PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS,  AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT


Name                                  Age                     Position

Jay Sanet                              53                     President
                                                              Sole Director


         Jay Sanet was named as the Sole Director and President of the Company on May 1, 2003, following the resignation of the previous president (Harry DeFrancesco), due to ill health.

         For over the past five years Mr. Sanet has served, and is now serving, as Chief Executive Officer and Chairman of the Board of Directors of NorStar Group, Inc. (NSTG:OTC BB). Nortstar Group, Inc. is a Utah corporation qualified to do business in Florida, with its headquarters in Ft. Lauderdale, Florida. The business of Norstar has been to create an Internet online community of "One StopShopping" for products, entertainment, education and business services from a network of providers. The Company also owns various gold mining claims in Nevada.

         b.       IDENTIFY SIGNIFICANT EMPLOYEES

         Andrews S. Peck is the Secretary of the Company. He would not be classified as an executive officer but he is expected to make a significant contribution to the business in terms of consulting and administrative functions. Mr. Peck, age 57, is not a director of the Company. He was named as Secretary of Residential Resales, Inc. on May 1, 2002. For the past five years, Mr. Peck has been self-employed as a business consultant, specializing in preparing business plans for corporations and related entities.

         c.       FAMILY RELATIONSHIPS

         Not applicable.

         d.       INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

         e.       AUDIT COMMITTEE FINANCIAL EXPERT

         The Company has a single director, Jay Sanet, who is also the CEO of the Company. Mr. Sanet would not be considered as an audit committee financial expert. The board of directors as a whole is acting as the audit committee.

ITEM 10. EXECUTIVE COMPENSATION

         a.       GENERAL

         Jay Sanet is the President and sole Director of the Company. Andrews S. Peck is the Secretary. There are no other individuals involved in the management or administration of this Company. Neither of the above-named individuals receives any form of compensation, direct or indirect, and no compensation is being accrued on the books of the company.
1

         The Company has no plans at this time for executive compensation in any form. The sole Director receives no compensation or fringe benefit in any form.

         b.       SUMMARY COMPENSATION TABLE

         Not applicable.

         c.       OPTION / SAR GRANTS TABLE

         Not applicable

         d. AGGREGATED OPTION / SAR EXERCISES AND FISCAL YEAR-END OPTIONS / SAR VALUE TABLE

         Not applicable.

         e.       LONG-TERM INCENTIVE PLAN AWARDS TABLE

         Not applicable.

         f.       COMPENSATION OF DIRECTORS

         There are no arrangements whatsoever pertaining to compensation for the sole director

         g. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         Not applicable.

         h.       REPORT ON REPRICING OF OPTIONS/SAR'S

         Not applicable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         (a)      SECURITIES  AUTHORIZED FOR ISSUANCE UNDER EQUITY  COMPENSATION
                  PLANS

        None

         (b)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities.


                             Name and Address                      Amount and Nature             Percent
Title of Class               of Beneficial Owner                   of Beneficial Owner           of Class
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Harry DiFrancesco                          2,000,000                     66.67
                       2901 Middle River Drive
                       Ft. Lauderdale, FL 33306
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Kimberly DeWees                             187,500                       6.25
                       737 SE 1st Way, Apt. 100
                       Deerfield Beach, FL 33441
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Ledyard H. DeWees                           187,500                       6.25
                       270 NW 3rd Court
                       Boca Raton, FL 33432
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Carolyn O'Brien                            187,500                        6.25
                       270 NW 3rd Court
                       Boca Raton, FL 33432
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Erin O'Brien                               187,500                        6.25
                       6845 NW 29th Avenue
                       Fort Lauderdale, FL 33309
---------------------- ------------------------------------------ ----------------------------- --------------------

Notes to security ownership:

         (1) All shares listed above are owned directly. There are no further stock rights of any type or kind.

         (2) Kimberly DeWees is the adult daughter of Ledyard H. DeWees and Erin O'Brien is the adult daughter of Carolyn O'Brien.

         (c)      SECURITY OWNERSHIP OF MANAGEMENT

         The following information lists, as to each class, equity securities beneficially owned by all directors, and of the directors of the issuer, as a group.

                  Name and Address           Amount and Nature      Percent of
Title of Class    of Beneficial Owner        of Beneficial Owner    Class

Common            Harry Di Francesco         2,000,000              66.67
                  2901 Middle River Drive
                  Fort Lauderdale, FL

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      TRANSACTIONS WITH PROMOTORS

         Harry DiFrancesco was the only promotor of the Company. He has never received anything of value, tangible or intangible, directly or indirectly, from the Company.

         Harry DiFrancesco is the listed owner of 2,000,000 shares of the common stock of the Company. He purchased these shares as founders stock under the authority of the Board of Directors on May 2, 2002 for a cash payment to the Company of $2,000.00.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    INDEX TO EXHIBITS

         Exhibit Number      Page Number                      Description

         3(i)(a)              E-1                *Articles of Incorporation of
                                                  MEDIA ACQUISITIONS GROUP, Inc.

         3(i)(b)              E-6                *Certification of
                                                  Reinstate-ment

         3(i)(c)              E-7                *Articles of Amendment
                                                  changing name to RESIDENTIAL
                                                  RESALES, INC.

         3(i)(d)              E-9                *Certification of status of
                                                  RESIDENTIAL RESALES, INC.

         3(ii)                E-10               *Bylaws of RESIDENTIAL
                                                  RESALES, INC.

         99                   E-28               *Subscription Agreement

-----------------
*Incorporated by reference to Form 10-SB/A.

        (b)      REPORTS ON FORM 8-K

                 None.

ITEM 14.   CONTROLS AND PROCEDURE

         Jay Sanet is the Chief Executive Officer of the Company and is the sole director. He is the only executive officer and all reports to be filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act (as specified in Regulation 240.13a-14(c) ) are his responsibility alone and that no other disclosure controls are applicable.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)   AUDIT FEES

         The aggregate fees billed and paid for the last two fiscal years total $4,175.00. These fees were paid for the audit of financial statements for the period from June 29, 1998 (Inception) through April 30, 2001; and for the year ending April 30, 2002. In addition, the fees included review of financial statements included in Form 10-QSB for the periods ended July 31, 2002, October 31, 2002 and January 31, 2003.

         (b) AUDIT-RELATED FEES

         None.


         (c) TAX FEES

         The aggregate fees billed and paid in the last two fiscal years are $300.00. This fee was paid for the preparation of Form 1120 for the years ended April 30, 1999 and April 30, 2002, Form F-1120 Florida Corporate Income/Franchise Emergency Excise Tax Return for the years ended April 30, 1999 through April 30, 2002 and Florida intangible property tax return for 1999 through April 2002.

         (d)  ALL OTHER FEES

         None. The audit committee consists of the President, who is the only officer.


                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RESIDENTIAL RESALES, INC.,

DATE: July 24, 2003                          By: /s/ Jay Sanet
                                               ------------------------------
                                                      Jay Sanet
                                                      President and Director

                                  CERTIFICATION

         I, JAY SANET, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Residential Resales, Inc.

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


Date:    July 24, 2003

/s/ Jay Sanet
Jay Sanet
President and Sole Certifying Officer

                                    RESIDENTIAL RESALES, INC.
                             (F/K/A MEDIA ACQUISITIONS GROUP, INC.)

                                  (A Development Stage Company)

                                      FINANCIAL STATEMENTS

                                         APRIL 30, 2003

                                    RESIDENTIAL RESALES, INC.
                             (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                                 (A Development Stage Company)


                                            CONTENTS

                                                                     PAGE

Independent Auditor's Report                                         F-1

Financial Statements:

Balance Sheet                                                        F-2

Statements of Operations                                             F-3

Statement of Changes in Stockholders'
Equity (Deficit)                                                     F-4

Statements of Cash Flows                                          F-5 to F-6

Notes to Financial Statements                                     F-7 to F-10

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Residential Resales, Inc.

We have audited the accompanying balance sheet of Residential Resales, Inc. (F/K/A Media Acquisitions Group, Inc.) (a development stage company), as of April 30, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended April 30, 2003 and 2002 and for the period from June 29, 1998 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Residential Resales, Inc. (F/K/A Media Acquisitions Group, Inc.) (a development stage company) as of April 30, 2003 and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 and for the period from June 29, 1998 (inception) through April 30, 2003 in conformity with accounting principles generally accepted in the United States.


June 10, 2003
Boca Raton, Florida

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2003




                                                      ASSETS

CURRENT ASSETS
 Cash                                                                              $   184
                                                                                   =======




                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Due to stockholder                                                                $ 4,791

STOCKHOLDERS' EQUITY (DEFICIT)                                                      (4,607)
                                                                                   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                                         $   184
                                                                                   =======


                Read accompanying Notes to Financial Statements.
                                       F-2

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      June 29,
                                                                        1998
                                     Year Ended      Year Ended     (Inception)
                                      April 30,       April 30,     to April 30,
                                        2003            2002            2003
                                        ----            ----            ----
REVENUES                            $         -    $         -    $         -

EXPENSES
 General and administrative               7,905          1,202        (14,107)
                                    -----------    -----------    -----------

NET (LOSS)                          $    (7,905)   $    (1,202)   $   (14,107)
                                    ===========    ===========    ===========

(LOSS) PER SHARE                    $         -    $         -
                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          3,000,000        755,370
                                    ===========    ===========




                Read accompanying Notes to Financial Statements.
                                       F-3

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM JUNE 29, 1998 (INCEPTION) THROUGH APRIL 30, 2003

                                                                              Deficit
                                                                            Accumulated
                                          Common Stock         Additional    During the
                                       Number of    Par         Paid-In     Development
                                         Shares     Value        Capital      Stage         Total
                                         ------     -----        -------      -----         -----
July 15, 1998 - Common shares
  issued to founders for services
  rendered (after retroactive
  adjustment to reflect 150 to 1
  stock split)                          750,000   $     750   $   4,250       $   -    $   5,000

Net (loss)                                    -           -           -      (5,000)      (5,000)
                                      ---------   ---------   ---------   ---------    ---------

Balance - April 30, 1999                750,000         750       4,250      (5,000)           -

Net (loss)                                    -           -           -           -            -
                                      ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2000                750,000         750       4,250      (5,000)           -

Net (loss)                                    -           -           -           -            -
                                      ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2001                750,000         750       4,250      (5,000)           -

March 1,2002 - Common shares issued
 to founder for stock subscriptions
 receivable                           2,000,000       2,000           -           -        2,000
March 2002 - Common shares
 issued for cash                        100,000         100         900           -        1,000
April 2002 - Common shares
 issued for stock subscriptions
 receivable                             150,000         150       1,350           -        1,500

Net (loss)                                    -           -           -      (1,202)      (1,202)
                                      ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2002              3,000,000       3,000       6,500      (6,202)       3,298

Net (loss)                                    -           -           -      (7,905)      (7,905)
                                      ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2003              3,000,000   $   3,000   $   6,500   $ (14,107)   $  (4,607)
                                      =========   =========   =========   =========    =========

                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                          June 29,
                                                                           1998
                                               Year Ended  Year Ended  (Inception)
                                                April 30,   April 30,  to April 30,
                                                   2003       2002        2003
                                                   ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $ (7,905)   $ (1,202)   $(14,107)
 Adjustments to reconcile net loss to
  cash used in operating activities:
    Common shares issued for services
     rendered                                         -           -       5,000
    Expiration of purchase option                   500           -         500
                                               --------    --------    --------

NET CASH USED IN OPERATING ACTIVITIES            (7,405)     (1,202)     (8,607)
                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of option - real estate                  (500)          -        (500)
                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                             -       1,000       1,000
 Increase in amount due to stockholder            3,680       1,111       4,791
 Repayment of stock subscriptions receivable      3,500           -       3,500
                                               --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES         7,180       2,111       9,291
                                               --------    --------    --------

NET INCREASE (DECREASE) IN CASH                    (725)        909         184

CASH - BEGINNING                                    909           -           -
                                               --------    --------    --------

CASH - ENDING                                  $    184    $    909    $    184
                                               ========    ========    ========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                        June 29,
                                                                         1998
                                             Year Ended   Year Ended (Inception)
                                              April 30,   April 30,   to April 30,
                                                2003        2002        2003
                                                ----        ----        ----

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered     $  -      $      -   $  5,000
                                                ====      ========   ========

 Common shares issued for stock subscriptions
 receivable                                     $  -      $  3,500   $  3,500
                                                ====      ========   ========





                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 1.           ORGANIZATION

                  Residential Resales, Inc. (formerly known as Media Acquisitions Group, Inc.) was incorporated on June 29, 1998 under the laws of the State of Florida originally to provide media consulting services. The Company is currently engaged in the acquisition and renovation of foreclosed or distressed residential homes for resale. The company's headquarters is in Boca Raton, Florida.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Income Taxes

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                  (Loss) Per Share

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Statement of Cash Flows

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  Use of Estimates

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

NOTE 3.           STOCK SUBSCRIPTIONS RECEIVABLE

                  Stock subscriptions receivable represented subscriptions for 2,150,000 common shares for a total amount of $3,500, 2,000,000 common shares of which were issued to a founder for a total of $2,000. The receivable was paid in cash on May 9 and May 14, 2002.

NOTE 4.           PURCHASE OPTION - REAL ESTATE

                  On September 19, 2002, the Company paid $500 for an ninety day option to purchase a residential condominium in Boca Raton, Florida. The purchase price of the property was $55,000. On December 18, 2002, the option expired and was expensed.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 5.           INCOME TAXES

                  As of April 30, 2003 and 2002, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                          2003       2002
                                                          ----       ----

                    Start-up expenditures               $2,600      $1,200
                    Less: Valuation allowance           (2,600)     (1,200)
                                                        ------      ------

                    Net deferred income tax
                     asset                              $    -      $    -
                                                        ======      ======

                  During the year ended April 30, 2003, the valuation allowance increased by $1,400.

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                                           2003        2002
                                                           ----        ----

                    Tax (benefit) at federal
                      statutory rate                     (15.00)%    (15.00)%
                    State tax (benefit), net of
                      federal benefit                     (3.63)      (3.63)
                    Valuation allowance                   18.63       18.63
                                                         ------      ------

                    Tax provision (benefit)               00.00%      00.00%
                                                         ======      ======

NOTE 6.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On September 17, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 6.           CAPITAL STOCK (CONTINUED)

                  the par value to $.001 per share. In addition, on March 1, 2002, the Board of Directors approved a 150 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been retroactively adjusted to 750,000 common shares with a par value of $.001 per share.

                  During March 2002, the Company offered 250,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. Proceeds of the offering totaled $2,500 for 250,000 common shares.

                  As of April 30, 2003, 3,000,000 common shares were issued and outstanding.

NOTE 7.           RELATED PARTY TRANSACTIONS

                  Due to Stockholder

                  Due to stockholder represents advances made to the Company for working capital purposes. The advances do not bear interest and have no fixed term for repayment.