Form 10QSB
period 2003-07-31
RESIDENTIAL RESALES INC
filed 2003-09-11
CIK 1172635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2003

                             Commission File Number

                                     0-49884

                           RESIDENTIAL RESALES, INC..
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                 As of July 31, 2003, there are 3,000,000 shares of common stock outstanding. The issuer has no other classes of stock authorized.

                     Transitional Small Business Format:  No
                                                         ----

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for Residential Resales, as of the fiscal quarter ended July 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

ITEM 2.  PLAN OF OPERATION

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


ITEM 3.      CONTROLS AND PROCEDURES

         Jay Sanet is the President and is the sole director. He is the only executive officer and all reports filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act (as specified in Regulation Section 240.13a-14(c) ) are his responsibility alone and that no other disclosure controls and procedures are applicable.

         There is no change in this Company's internal control over financial reporting as specified in Regulation ss.228.308(c).

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

                                                  RESIDENTIAL RESALES, INC.




Date:    September  10, 2003                      By:    /s/ Jay Sanet
         -------------------                         ------------------------
                                                           Jay Sanet
                                                           President

                                  CERTIFICATION

         I, JAY SANET, certify that:

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

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b)......any  fraud,  whether or not  material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 10, 2003

/s/  Jay Sanet
---------------------------------------
Jay Sanet
President and Sole Certifying Officer