Form 10QSB/A
period 2003-07-31
RESIDENTIAL RESALES INC
filed 2003-09-11
CIK 1172635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2003
                                   (Unaudited)


                                                      ASSETS

CURRENT ASSETS
 Cash                                                   $    114
                                                        ========




       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                       $  3,162
 Due to stockholder                                        4,791
                                                        --------

         Total Current Liabilities                         7,953
                                                        --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                   3,000
 Additional paid-in capital                                6,500
 Deficit accumulated during the development
  stage                                                  (17,339)
                                                        --------

         Total Stockholders' Equity (Deficit)             (7,839)
                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                              $    114
                                                        ========



                Read accompanying Notes to Financial Statements.
                                       F-1

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                            Period From
                                                           June 29, 1998
                                     Three Months          (Inception)
                                     Ended July 31,         To July 31,
                                 2003            2002          2003
                                 ----            ----          ----



REVENUES                      $         -    $         -    $         -

EXPENSES
 General and administrative         3,232          2,776         17,339
                              -----------    -----------    -----------

NET (LOSS)                    $    (3,232)   $    (2,776)   $   (17,339)
                              ===========    ===========    ===========

(LOSS) PER SHARE              $         -    $         -
                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,000,000      3,000,000
                              ===========    ===========



                Read accompanying Notes to Financial Statements.
                                       F-2

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                    Three        Three        June 29,1998
                                                Months Ended   Months Ended    (Inception)
                                                    July 31,    July 31,        to July 31,
                                                     2003         2002            2003
                                                     ----         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                        $ (3,232)   $ (2,776)        $(17,339)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Common shares issued for services
     rendered                                             -           -            5,000
    Expiration of purchase option                         -           -              500
    Increase in accounts payable                      3,162           -            3,162
                                                   --------    --------         --------

NET CASH (USED IN) OPERATING ACTIVITIES                 (70)     (2,776)          (8,677)
                                                   --------    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of option - real estate                         -           -             (500)
                                                   --------    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                 -           -            1,000
 Increase in amount due to stockholder                    -           -            4,791
 Repayment of stock subscriptions receivable              -       3,500            3,500
                                                   --------    --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 -       3,500            9,291
                                                   --------    --------         --------

NET INCREASE (DECREASE) IN CASH                         (70)        724              114

CASH - BEGINNING                                        184         909                -
                                                   --------    --------         --------

CASH - ENDING                                      $    114    $  1,633         $    114
                                                   ========    ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered        $      -    $      -         $  5,000
                                                   ========    ========         ========
 Common shares issued for stock subscriptions
  receivable                                       $      -    $      -         $  3,500
                                                   ========    ========         ========

                 Read accompanying Notes to Financial Statements
                                       F-3

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Basis of Presentation (Continued)

                  statements and notes thereto for the year ended April 30, 2003, included in the Company's Form 10-KSB as filed with the SEC.

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

NOTE 3.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On September 17, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease the par value to $.001 per share. In addition, on March 1, 2002, the Board of Directors approved a 150 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



NOTE 3.           CAPITAL STOCK (CONTINUED)

                  retroactively adjusted to 750,000 common shares with a par value of $.001 per share.

                  As of July 31, 2003, 3,000,000 common shares were issued and outstanding.

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