Form 10QSB
period 2003-10-31
RESIDENTIAL RESALES INC
filed 2003-12-12
CIK 1172635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended October 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of October 31, 2003, there are 3,000,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for Residential Resales, as of the fiscal quarter ended October 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2003
                                   (UNAUDITED)

                                ASSETS
CURRENT ASSETS
 Cash                                                                  $     24
                                                                       ========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                      $    900
 Due to stockholder                                                       8,297
                                                                       --------

         Total Current Liabilities                                        9,197
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                  3,000
 Additional paid-in capital                                               6,500
 Deficit accumulated during the development
  stage                                                                 (18,673)
                                                                       --------

         Total Stockholders' Equity (Deficit)                            (9,173)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                             $     24
                                                                       ========

                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    Period From
                                                                                                   June 29, 1998
                                         Three Months                      Six Months               (Inception)
                                      Ended October 31,                Ended October 31,           To October 31,
                                    2003             2002            2003             2002             2003
                                -----------      -----------      -----------      -----------      -----------
REVENUES                        $      --        $      --        $      --        $      --        $      --

EXPENSES

 General and administrative           1,334            2,480            4,566            5,256           18,673
                                -----------      -----------      -----------      -----------      -----------

NET (LOSS)                      $    (1,334)     $    (2,480)     $    (4,566)     $    (5,256)     $   (18,673)
                                ===========      ===========      ===========      ===========      ===========

(LOSS) PER SHARE                $      --        $      --        $      --        $      --
                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               3,000,000        3,000,000        3,000,000        3,000,000
                                ===========      ===========      ===========      ===========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Period From
                                                    Six           Six       June 29,1998
                                                Months Ended  Months Ended   (Inception)
                                                 October 31,   October 31,  to October 31,
                                                    2003          2002          2003
                                                  --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                       $ (4,566)     $ (5,256)     $(18,673)
 Adjustments to reconcile net (loss) to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                          --            --           5,000
   Expiration of purchase option                      --            --             500
   Increase in accounts payable                        900         1,025           900
                                                  --------      --------      --------

NET CASH (USED IN) OPERATING ACTIVITIES             (3,666)       (4,231)      (12,273)
                                                  --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of option - real estate                     --            (500)         (500)
                                                  --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                             --            --           1,000
 Increase in amount due to stockholder               3,506         1,000         8,297
 Repayment of stock subscriptions receivable          --           3,500         3,500
                                                  --------      --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            3,506         4,500        12,797
                                                  --------      --------      --------

NET INCREASE (DECREASE) IN CASH                       (160)         (231)           24
CASH - BEGINNING                                       184           909          --
                                                  --------      --------      --------
CASH - ENDING                                     $     24      $    678      $     24
                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered       $   --        $   --        $  5,000
                                                  ========      ========      ========
 Common shares issued for stock subscriptions
  receivable                                      $   --        $   --        $  3,500
                                                  ========      ========      ========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


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

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


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

NOTE 3.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On September 17, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease the par value to $.001 per share. In addition, on March 1, 2002, the Board of Directors approved a 150 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


NOTE 4.           CAPITAL STOCK (CONTINUED)

                  retroactively adjusted to 750,000 common shares with a par value of $.001 per share.

                  As of October 31, 2003, 3,000,000 common shares were issued and outstanding.

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

                                            RESIDENTIAL RESALES, INC.




Date: December 10, 2003                     By: /s/ Jay Sanet
      -----------------                         ------------------------
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


Date: December 10, 2003

/s/ Jay Sanet
-------------------------------------
Jay Sanet
President and Sole Certifying Officer