Form 10QSB
period 2004-01-31
RESIDENTIAL RESALES INC
filed 2004-03-12
CIK 1172635

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                 for the quarterly period ended January 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of January 31, 2004, there are 3,000,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format:  No
                                                        ----

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for Residential Resales, as of the fiscal quarter ended January 31, 2004 are submitted in compliance with Item 310(b) of Regulation S-B.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
 Cash                                                                  $     --
                                                                       ========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Due to stockholder                                                    $ 10,135
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                  3,000
 Additional paid-in capital                                               6,500
 Deficit accumulated during the development
  stage                                                                 (19,635)
                                                                       --------

         Total Stockholders' Equity (Deficit)                           (10,135)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                             $     --
                                                                       ========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                        Period From
                                                                                                       June 29, 1998
                                        Three Months                           Nine Months              (Inception)
                                      Ended January 31,                     Ended January 31,         To January 31,
                                     2004             2003               2004             2003               2004
                                 -----------       -----------       -----------       -----------       -----------
REVENUES                         $        --       $        --       $        --       $        --       $        --

EXPENSES
 General and administrative              962             1,507             5,528             6,763            19,635
                                 -----------       -----------       -----------       -----------       -----------

NET (LOSS)                       $      (962)      $    (1,507)      $    (5,528)      $    (6,763)      $   (19,635)
                                 ===========       ===========       ===========       ===========       ===========

(LOSS) PER SHARE                 $        --       $        --       $        --       $        --
                                 ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                3,000,000         3,000,000         3,000,000         3,000,000
                                 ===========       ===========       ===========       ===========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                     Nine          Nine        June 29,1998
                                                 Months Ended    Months Ended   (Inception)
                                                  January 31,    January 31,   to January 31,
                                                     2004           2003           2004
                                                   --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                        $ (5,528)      $ (6,763)      $(19,635)
 Adjustments to reconcile net (loss) to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                             --             --          5,000
   Expiration of purchase option                         --            500            500
                                                   --------       --------       --------

NET CASH (USED IN) OPERATING ACTIVITIES              (5,528)        (6,263)       (14,135)
                                                   --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of option - real estate                        --           (500)          (500)
                                                   --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                --             --          1,000
 Increase in amount due to stockholder                5,344          2,500         10,135
 Repayment of stock subscriptions receivable             --          3,500          3,500
                                                   --------       --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES             5,344          6,000         14,635
                                                   --------       --------       --------

NET INCREASE (DECREASE) IN CASH                        (184)          (763)            --
CASH - BEGINNING                                        184            909             --
                                                   --------       --------       --------
CASH - ENDING                                      $     --       $    146       $     --
                                                   ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered        $     --       $     --       $  5,000
                                                   ========       ========       ========
 Common shares issued for stock subscriptions
  receivable                                       $     --       $     --       $  3,500
                                                   ========       ========       ========


                Read accompanying Notes to Financial Statements.

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 1.           ORGANIZATION

                  Residential Resales, Inc. (formerly known as Media Acquisitions Group, Inc.) was incorporated on June 29, 1998 under the laws of the State of Florida originally to provide media consulting services. The company is engaged in the acquisition and renovation of foreclosed or distressed residential homes for resale but is currently inactive. The company's headquarters is in Boca Raton, Florida.

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

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

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

                            RESIDENTIAL RESALES, INC.
                     (F/K/A MEDIA ACQUISITIONS GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004



NOTE 4.           CAPITAL STOCK (CONTINUED)

                  retroactively adjusted to 750,000 common shares with a par value of $.001 per share.

                  As of January 31, 2004, 3,000,000 common shares were issued and outstanding.

ITEM 2.  PLAN OF OPERATION

         Residential Resales, Inc. has been unable to obtain the funding necessary to continue active operation. As a consequence, the Company is inactive at this time and will remain inactive until funding is received or an alternate business course of action is pursued, in the form of a joint venture.

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

                           PART II - OTHER INFORMATION

ITEMS 1- 4 - NOT REQUIRED

ITEM 5.      OTHER INFORMATION

    (a)      NOT APPLICABLE

    (b) In respect to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A (Section 240.14a-101), this corporation does not have a nominating committee because it has only one director. For this reason and because the majority of voting stock is held in the name of one individual who is the former President of the Company and who appointed the present President and sole director, there is no business purpose whatsoever served by the use of a nominating committee. Further, the corporation has never filed a Schedule 14A nor has any other party filed a Schedule 14A.

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

                                                     RESIDENTIAL RESALES, INC.



Date:     March 8, 2004                          By:    /s/ Jay Sanet
      ------------------------                       --------------------------
                                                       Jay Sanet
                                                       President

                                  CERTIFICATION
                                  -------------

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


Date:    March 8, 2004



/s/  Jay Sanet
-------------------------------------
Jay Sanet
President and Sole Certifying Officer