Form 10KSB
period 2004-06-30
New Media Lottery Services Inc
filed 2004-08-13
CIK 1172635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                    For the fiscal year ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
           For the transition period from ___________ to _____________

                             Commission file number:

                        NEW MEDIA LOTTERY SERVICES, INC.
                 (Name of small business issuer in its charter)

            Virginia                                      87-0705063
            --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 Technology Drive, Harrisonburg, Virginia                   22802
----------------------------------------------                  -----
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number, including area code: (540) 437-1688

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          50,000,000 shares of Common Stock, par value $0.001 per share
          -------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X Yes    No
                                                         ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                     ---------

State the issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.): N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,167,143 as of August 6, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):      Yes    X    No
                                                          ------     -------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

      New Media Lottery Services, Inc. and its subsidiary (collectively, "NMLS",
"we", "us", "our") design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We currently operate lottery systems for two customers and have entered into contracts with three additional lotteries to provide services in the future. In addition, we have been retained as a consultant to provide gaming advice with respect to a project in Brazil. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery's net sales.

Development of Business.

         NMLS was incorporated in the Commonwealth of Virginia in July 2003 under the name New Media Lottery Services, Inc. On June 30, 2004, NMLS consummated a merger with Residential Resales, Inc. ("RRI"), a Florida corporation, under which NMLS was the surviving corporation. Pursuant to the
Agreement and Plan of Merger governing the transaction:

     o    each share of RRI common stock outstanding on the date of the merger automatically was changed and converted into one share of common stock of NMLS;

     o    RRI ceased to exist;

     o    NMLS continues to operate the business of RRI under the name "New
          Media Lottery Services, Inc.";

     o    NMLS assumed RRI's reporting requirements under the Securities
          Exchange Act of 1934, as amended.

         At the time RRI merged with and into NMLS, RRI owned 99.8% of the capital stock of Lottery Network Services Ltd. ("LNS"), an Irish corporation engaged in the development and maintenance of Internet and wireless based lotteries, which it acquired pursuant to the terms of a Share Exchange Agreement with the holders of LNS's capital stock dated March 19, 2004. (Since the date of the Share Exchange Agreement, the Company acquired the remaining 0.2% of the
LNS's outstanding shares, resulting in complete ownership of that corporation.)
In consideration of the acquisition of the capital stock of LNS, RRI issued an aggregate of 10,000,000 shares of its common stock to the shareholders of LNS who acquired control of that corporation. Also in connection with the Share
Exchange Agreement, all of RRI's directors resigned and appointed directors selected by LNS.

Overview of the Lottery Industry.

         The discussion of and information relating to the lottery industry set forth below has been compiled by us or derived from independent sources which we believe to be reliable. We cannot assure you, however, that such statements are accurate. It has been management's experience that there is less public information available concerning the international lottery industry than the lottery industry in the United States.

         Lotteries are official, government authorized/licensed fundraising organizations that in many cases subcontract all or part of their lottery operation to professional lottery service providers. These providers supply technology, product, operations, marketing and administrative support. Published reports indicate that lotteries operate in over 150 domestic and foreign jurisdictions throughout the world and that as of June 2003 there were more than
400 lottery licenses issued world-wide. Some jurisdictions operate or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable organizations (CLO's). Many governments have authorized national lotteries primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian.
Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development. Many jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes.

         Of the 400 plus lotteries world-wide, approximately 20% account for 85%
of the estimated lottery sales volume of $135 billion (as officially reported).
Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players. These lotteries are limited to selling instant tickets and preprinted lotto games offering top prizes of $50,000 - $100,000.

           In general, lotteries can be categorized into two principal groups, online system lotteries and off-line lotteries, each of which includes a variety of game types. Online lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer system.
Online lottery systems generally are utilized to conduct games such as lotto, keno and numbers, and permit a player to make his own selections. Off-line lotteries feature lottery games which are not computerized, such as traditional paper lottery games and instant-ticket games. Generally, traditional off-line lottery games, in which players purchase tickets which are manually processed for a future drawing, are conducted only in international jurisdictions.
Instant-ticket games, in which players scratch-off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

         Statistics show that, typically, online lotteries generate greater revenues than both traditional off-line lottery games and instant-ticket games.
There are several other advantages to online lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, online lottery systems allow for wagers to be accepted and processed until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial wagering interest.
Online lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed at potentially high cost to the sponsor.

Our Opportunity.

         We focus our marketing efforts on lotteries which are not serviced by professional lottery service providers, such as lotteries operated by CLO's.

         Lotteries operated by CLO's have existed for some time. Generally, these lotteries are limited to offering traditional paper and instant ticket games. These games offer only small prizes and do not attract large audiences, thereby limiting the proceeds available to distribute to the cause for which they were founded. Their operations have been constrained by personnel who lack operational experience, technological limitations and adequate funding. The causes they support, such as health care, environmental conservation and nationally sponsored athletic activities, generally enjoy wide public appeal that to some degree have been, and continue to be, funded by governments.
However, financial pressure attributable to rising costs for social programs and poor global economic performance over the last several years have eroded the ability of national and local governments to fund these important social and public projects from revenues generated from taxes. Many national and local governments have sought to supplement funding for these essential programs through alternative means such as issue-specific lotteries. In many jurisdictions, governments have granted broad licenses to charitable organizations to operate lotteries to fund these important social programs.

           For the most part, the core competence of a charitable organization is to attend to the specific cause for which it was founded. In many instances, the right to establish and operate a charitable lottery is granted by the government to a not for profit organization which is often headed by a prominent citizen who has devoted a great deal of time to a particular cause or who is a celebrated athlete. Frequently, charitable lottery organizations and the people who run them do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not even understand the full gaming opportunities available to them. Specifically, CLO's do not possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players. CLO's tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant.
Moreover, in many of the geographic locations in which CLO's operate, lotteries target an older generation utilizing paper-based games. These entities require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization's lottery.

           We believe that charitable lottery organizations are under-serviced.
Large providers of lottery services and products have selectively overlooked this market because these clients do not yield the financial return which can be derived from servicing larger national and state run lotteries and do not warrant the significant capital investment required to implement and operate a traditional land-based lottery and the CLOs do not have the funding to implement the infrastructure necessary to build a competitive operation. We believe that our staff has the lottery experience, gaming know-how and technological expertise and presence necessary to attract, service and grow small to mid-size charitable lottery organizations.

         We offer our clients the potential to enter several different lottery and games markets. Initially, we develop and implement an on-line lottery presence offering traditional on-line game formats supplemented by new and exciting games that we have developed. We target our on-line lotteries to a younger adult audience who do not relate to the traditional paper-based games their parents play and who incorporate computers and new media devices such as cellular telephones and other wireless apparatus into their daily lives. We can implement the systems necessary to commence on-line lottery operations relatively quickly and inexpensively. Thereafter, we expect to initiate lotteries and other game formats delivered through new media devices. Finally, we expect to implement traditional paper lotteries to encompass the preferences and tastes of the entire population.

EXISTING CLIENTS

      We currently manage lotteries for two clients and have contracts to manage lotteries with three other organizations. Unless otherwise noted, the discussion below relating to each agreement under which we have been retained to establish and operate a lottery assumes that the party with which we have contracted is a duly authorized licensee of the government to operate a lottery. The discussion below also assumes that we will be responsible generally for all manner of implementation and operation of the particular

lottery, including that we will: (i) provide a variety of games for the lottery;
(ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems;
(vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable laws.

      In September 2001, we entered into an agreement with Rehab Net Games
Limited (Rehab), an Irish corporation, as amended in January 2004 and further amended in April 2004, to develop, manage and operate lottery games for the
Internet and wireless telephones within the Republic of Ireland for a period of
10 years. This agreement is subject to automatic extensions for five-year periods in the event that Rehab earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement. The agreement may be terminated by Rehab in the event that we fail to pay Rehab the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party's intention to terminate. We completed implementation of the Internet portion of the lottery program in August 2003 and currently are managing and operating the lottery. Over the last several months, we have expanded the product offerings, run test marketing and are prepared to roll-out the lottery on a full scale basis, including a a marketing campaign. We are in the process of developing various wireless opportunities and are seeking to identify a local telephone company with which we will partner to offer the wireless portion of the program.

      Pursuant to an agreement dated December 17, 2001, we have established and currently operate and maintain lottery programs utilizing Internet technologies for Rehab Charities UK Limited. We commenced operation of Rehab UK lottery in
December 2003. We are responsible for all manner of operations of the Rehab UK lottery. We have concentrated on augmenting product offerings, running test marketing in contemplation of a commercial roll-out of the lottery. We have provided all funding to develop and implement the lottery for Rehab UK. Our agreement is for a term of five years.

      We are party to an agreement with Tropical Gaming, Belize which has the right to conduct a lottery using the Internet and wireless modalities in the
Country of Belize. The agreement, dated November 27, 2001, provides for an initial term of 10 years subject to two 5-year extensions in our sole discretion. The agreement may be terminated by either party upon any default in the performance of the agreement. This lottery is not currently operating; we are analyzing our options with respect to a launch date for this lottery.

      Under an agreement dated February 12, 2002, the Guatemalan Pediatric
Foundation retained us to establish and operate lottery games in Guatemala through the Internet and wireless communications systems. The term of the agreement is for seven years and is automatically renewable for a second seven-year term. We have not begun to implement this lottery as of the date hereof and have not determined when we will commence developing the system.

      We are party to an agreement dated December 7, 2001 with a lottery organization located in Russia, The Intellect Foundation, to establish and operate a lottery for this entity. The agreement provides for a ten-year term subject to extension in our sole discretion for two additional five-year terms.
This lottery is not yet operating and we have not decided when to undertake development of the system.

      On February 3, 2004, we entered into an agreement with Carnegie Cooke &
Company Inc., an owner and operator of off-track betting sites and race tracks in Brazil, to provide consulting services with respect to the implementation of video lottery games at horse racing tracks in Brazil. Under the contract, we are obligated to (i) provide consulting services as to the types of games to be installed at these facilities; (ii) assist our client in obtaining government support with respect to the gaming program; (iii) prepare presentations and support documents which evidence the efficacy and success of similar programs within

the US and the impact on horse racing, state lotteries and economic benefits;
(iv) make presentations to government officials as required; and (v) otherwise assist our client in preparing business plans to develop and support their opportunity. In addition to consulting, we are discussing the possibility of introducing other gaming products in Brazil. In consideration for the services we will render, Carnegie Cooke & Company has agreed to issue to us an aggregate of 600,000 shares of its common stock issuable in four installments of 150,000 shares. In addition, at such time as the program is implemented, if ever,
Carnegie Cooke & Company will issue to us an additional 1,000,000 shares of its common stock.

WHAT WE DO

      We offer an integrated range of products and services to develop, build and host lotteries for charitable lottery organizations (CLO's). We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

          o    analyze our client's operations and the gaming preferences of the indigenous population;

          o    design, install, operate, host and maintain internet based lottery systems that can support internet games, wireless games, including cellular telephones and other wireless devices, and interactive TV games;

          o    design and implement marketing programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and

          o    design innovative games to attract new players and increase prize money.

         A significant aspect of the value we add to our client's operations derives from the credibility we contribute to the organization. Many CLO's have operated as second tier lotteries within their host jurisdictions. An affiliation with our organization increases the CLO's technological capabilities to operate a modern lottery program and to participate with shared technology proven and in use worldwide. The government greatly supports these organizations but is unable to financially support all of their needs so it gives them extremely valuable and broad gaming licenses. We show a CLO how to maximize the revenue generating potential of its government sanctioned gaming opportunity.

         We believe that the services we provide and the end-product we deliver to our clients and, ultimately, the public, can help transform these lotteries into first-class operations with the capacity to achieve their revenue goals.
Our clients benefit from access to a professional lottery organization that grants them access to our lottery know-how and expertise, allows them to offer larger prizes, offers them access to state-of-the-art technologies, and makes available to them a wide variety of new gaming formats. We seek to build organizations founded on operational and financial integrity that inspire public confidence and allow the organization to realize its full potential.

         Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for other
CLO's. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous charities, while reducing the set-up time and organizational costs associated with establishing each charity's
Internet/wireless presence.

      We expect the preponderance of our revenues to derive from a percentage of the net lottery proceeds received by our clients. In order to maximize net lottery proceeds received by our clients, the lotteries we develop and implement for our clients must attract large numbers of players who make purchases. We believe that as prize amounts escalate, interest in a lottery increases which creates a cycle of growing prizes and more players. In order to generate interest in the family of lotteries we operate and attract players and grow prizes, each of our clients' Web sites has a link to our Internet portal that provides links to our other clients' gaming sites, essentially, a pass-through site. Our Internet portal currently offers links to our existing clients in
England and Ireland because local gaming regulations permit such link. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of increasing prize amounts, building a player base and serving as the basis for corporate promotions and banner advertising, (ii) lend credibility to our clients' operations because of their association with a professionally managed organization which is trusted by lottery players world-wide, and (iii) help develop corporate brand recognition and loyalty. We expect that we can leverage the charity lottery concept to obtain discounts on advertising packages and merchandise prize awards. We anticipate offering co-op games that are "sponsored" by various corporations in return for advertisements on the lottery site. These programs can reduce operational and promotional costs. To the extent our Internet portal is restricted from realizing its full potential because of the laws of the jurisdictions in which our clients operate, our business and results of operations will be materially and negatively impacted. Our ability to include links to the Web sites of our clients is dependent upon the gaming laws and regulations of the jurisdictions in which our clients are situated.

PRODUCTS AND SERVICES

         Once we are engaged by a CLO, we analyze the local gaming environment, including the client's existing operations, business practices and the personal gaming preferences of the indigenous population. We consider many factors in developing a new technology presence for our client, including the demographic composition and sociological character of the geographic locality in which the lottery will operate, to ascertain the types of games that will appeal to the local population and the nature of the marketing strategy which we will employ.
We may compare one client's circumstances with successful lotteries operating in other jurisdictions to determine the most appropriate games to offer and the most effective marketing techniques as they relate to that population.

      Most CLO's do not possess the capital to implement a sophisticated lottery program. If, after careful analysis, we determine that a lottery warrants our financial assistance, we will provide the services and products required to implement, on account, and retain from the lottery's profits all costs and expenses incurred.

         In a few jurisdictions in which we currently are seeking clients, gaming regulations require that the lottery managers be licensed with local gaming commissions. In such case, we seek to identify and partner with licensed local lottery managers who have earned the highest reputation of integrity and innovation. These entities often agree with us to provide on-site services after installation of the lottery system. They possess the local knowledge necessary to navigate the regulatory requirements. We work closely with our local partners and the regulatory authorities in each of the jurisdictions in which our clients operate to design and operate Web sites and wireless programs that conform to all local laws. These laws may pertain to the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, the determination of the types of games played, the price of each game and the manner in which the lottery is marketed. In addition, the Web sites we design for clients conspicuously post all required applicable gaming laws of that jurisdiction, such as any legal disclaimers.

         We work with the client to develop a program that is profitable to the client, efficient to manage and operate and cost effective to both the CLO and
us. Our objective is to create a comprehensive

program that offers games which appeal to the user, broaden the base of players and increase prizes. It is our experience that as prize amounts escalate, interest in a lottery increases. This benefits the CLO in that it draws additional attention to the charitable cause underlying the lottery and results in greater ticket sales and more proceeds to distribute to the cause. Growth becomes self-actuating in that as more people play a lottery to win a larger prize, lottery proceeds increase and allow for even larger prizes, drawing more players.

         We construct robust Web sites for our clients capable of handling a high volume of traffic. We host the Web sites on servers located in the United
Kingdom, five of which are owned by us and the balance of which we lease from an independent third party, Alladdin Limited. Web sites are designed to ease registration and use and to promote maximum security. To date, we have retained the services of Alladdin to operate and maintain our servers in the United
Kingdom and to support our clients' Web sites as required in our agreements with them on a 24/7 basis.

         Visitors register to play games on our clients' Web sites in confidence, securely deposit funds and begin playing games shortly after acknowledgement of registration by the CLO. Financial transactions are executed behind firewalls using encryption software and all deposits and disbursements are confirmed by independent, internationally reputable banks.

         Initially, our client lottery Web sites offer a variety of video lottery games. We continually analyze each client's operations to devise and implement appropriate marketing strategies and introduce new games which we believe will be appealing to and attract local players. The introduction of new games retains loyal visitors to the site and attracts new ones. Members of our management team have extensive experience developing new lottery game formats.
In addition, we also purchase and license lottery game formats from third parties. We also will seek to introduce new game formats such as bingo and video lottery games. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

         An important feature of our clients' Web sites is the ability to include advertising banners on appropriate screens. In many instances, the charity underlying the lottery will enjoy strong public support, such as a national Olympic organization. These Web sites may draw a wide range of visitors, including those who do not normally play lottery games, who seek to support the host organization. This ability will allow us to creatively support co-promotions with local companies. It is our intent to market extensively with large, well-known local companies whose name will be attached to the specific game.

         With each client, we will expand distribution of various games to include access by way of wireless devices and mobile telephones. At such time as a client's lottery is operating within our expected parameters, we will commence the process of identifying and obtaining the services of local telephone/wireless companies and establish working protocols to provide private and secure access to our client's lottery games via mobile telephones and other wireless devices. Given the increasing pervasiveness of these apparatus, extension of our operations to include these modalities will allow us to tap into an as yet to be fully exploited revenue stream. Players will have access to a wide range of games developed specifically for these devices and will be able to play anywhere within their service coverage area. We believe that these games will be of particular appeal to young adult players who have integrated these technologies into their every-day lives.

         The final implementation phase encompasses expansion into land-based operations. We will assist the lottery organization in expanding an existing network of land-based retailers or creating a new retailer network, as required.
In many countries, banks, post offices and independent kiosks act as ticket retailers and receive a per ticket fee for their services. Given the nature of the underlying charitable causes of our clients, these entities normally are disposed to serve as retailers of tickets. Moreover, our business model assumes significant margins on sales of land-based lottery tickets and we will be able to provide a real financial inducement to these entities to participate in ticket sales. In those countries where access to the Internet use is limited, land-based sales of lottery tickets will expand market penetration and can provide significant additional revenues.

MARKETING OF OUR CLIENTS' LOTTERIES

         As provided in our client agreements, marketing, advertising and promoting our clients' lotteries represents an integral component of the services we provide. We work with our clients to develop marketing programs that account for and incorporate local cultural values. We devise marketing strategies that encompass traditional advertising media, public relations and co-promotional campaigns. We seek to place click-on banner advertisements on popular local Web sites as a means of directing traffic to our clients' online lotteries. In addition, we advertise in national and regional newspapers and special interest magazines. We will actively pursue co-promotion programs with local companies for added exposure. When we implement the land-based phase of a client's lottery operations, we believe that a significant portion of the marketing can be conducted through ticket sales agents at the point of sale.

CONTRACT PROCUREMENT

      To a large degree, lottery contracts are secured on the basis of pre-existing relationships between personnel of lottery management companies such as ours and lottery licensees. We are dependent upon the relationships members of our management have developed during the course of their respective careers. Industry knowledge, personal integrity and credibility within the world-wide lottery community are valuable resources which are gained after years of operational and marketing experience. Our lottery personnel average over twenty years of experience in the industry and have fostered and maintain the types of relationships that allow us to present our programs to existing and newly organized lotteries. Performance is also an important factor and our management has been successful in demonstrating the positive results experienced by their previous clients.

         We market our services to potential clients on the basis that we can provide them with (i) lottery operations expertise, (ii) state-of-the-art technologies and Web site design; (iii) the ability to grow and offer prizes far larger than they have as off-line lotteries; (iv) a wide variety of new gaming formats; (v) secure transaction processing and accurate accounting; and, perhaps most importantly, (vi) greater credibility within their host jurisdiction resulting from an affiliation with a professional lottery organization.

CONTRACTS WITH CLIENTS

         Under a typical client agreement, we are required to develop, install, operate and maintain an Internet lottery system for a client, while retaining ownership of the lottery system. In addition, we are responsible for:
implementing all manner of accounting and auditing systems and maintaining financial records; the collection of lottery monies; the selection of winners, and the financial responsibility for the payment of prizes. Most importantly, we are required to maintain conformity with all local gaming laws and other applicable regulations pertaining to our operation of lotteries on behalf of our clients. In some

cases, we agree to provide the funds required to implement a client's lottery and are repaid from lottery proceeds on terms specified in our contract with a lottery.

         Because some jurisdictions have regulations which require that lottery managers be licensed with the local gaming commission, we retain or enter into partnerships with duly licensed local entities and consultants with whom we contract for representation in specific market areas. These entities are familiar with local gaming regulations and assist developing and implementing lottery programs and systems that comply with all local laws. These licensees and consultants often agree to provide on-site services after installation of the lottery system.

         We seek to enter into long-term agreements with our clients that extend for a period of at least five years. Our agreements usually are subject to automatic extensions for additional 5-year periods in the event we achieve certain negotiated benchmarks relating to the proceeds generated by a lottery and paid to the client.

         Revenues under our client agreements are generally based upon a percentage of net lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the lottery system has been in operation.

         We operate lottery systems for all of our clients through a shared central computer system. We assign members of our staff to interface with lottery personnel with respect to all matters of our operations, including specialists dedicated to Web site operation, marketing, and product offerings and customer service representatives who service and maintain the system.

OUR BUSINESS PARTNERS

         A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them. We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues. Toward that end, we have been highly selective with respect to our industry partners. We work with Barclay's Bank in the United Kingdom to handle all financial transactions between us and our clients and visitors to our clients' Web sites. All transactions and accounting procedures are automated to avoid human error.

GAMES

         We believe that an important factor in maintaining and increasing public interest in lotteries is innovation in game design. Our games are designed to catch the eye and interest of potential players. We work closely with lottery regulators and our clients to design customized lottery games which are intended to appeal to the populations in which our clients are located. We employ principles of demographics, sociology, psychology, mathematics and computer technology in the development of our games. The principal characteristics of game design include frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our management has acquired expertise in game design that will enhance the marketing of our lottery systems.

         We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that our game library and the "know how" and experience accumulated by our professionals make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis. In addition, we have engaged third parties to provide us with specific games that we believe will attract players to our clients' sites.

TECHNOLOGY

         We host our clients' lotteries on our servers located in the United
Kingdom and operated by a third party that we have retained to undertake some of our operational obligations for our European clients. Our servers are designed to provide continuous availability, a high throughput rate and maximum security.
Central computer installations include redundant computers, various peripheral devices (such as magnetic storage devices), and various safety, environmental control and security subsystems (including a back-up power supply). The software we utilize is designed to provide rapid processing, a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss.

         Another critical ingredient to our success is the technological support we offer our clients. Avoiding Web site downtime is essential both to our reputation and to our clients' ability to maximize their revenues. We (or our partners) monitor and maintain the Web sites and servers on a 24/7 basis to avoid any possibility of downtime or loss of service.

COMPETITION

      The lottery market is divided into three distinctive categories: large government operated lotteries; small government operated lotteries; and
independently operated charity lotteries. Present lottery suppliers concentrate their marketing efforts on the large government operated lotteries. As government operated lotteries, these lotteries have the financial wherewithal to install substantial dedicated lottery systems and equipment. Competition for this clientele is competitive; however, this segment of the market is supported by only a few known companies. Competition for small and mid-sized government and charity operated lotteries has become more competitive as service providers explore new revenue streams. To date, neither the charity lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated.
We have conducted an internal investigation as to those entities specifically engaged in servicing charitable lottery organizations and have determined that this market currently is under-serviced. We believe that by being the first company dedicated to serving this market and given the experience and aptitude of our management, we will be able to establish ourselves as the premier provider of services and products to charitable lottery organizations.

         Of important note is that the core business of all major lottery suppliers is based on land-based games and dedicated equipment. Substantial capital is invested in these systems, including print facilities to produce instant "scratch" tickets, sales terminals to sell on-line lottery games, or video lottery terminals. It is this substantial capital investment that drives these companies to compete for the large lottery projects. Small lottery operations do not generate the volume required to justify the capital expenditure on their part. Their products and solutions are too expensive to be competitive in the smaller lottery market.

         The Internet-based solutions we offer do not rely on the products or services that the large lottery service organizations currently market. Entering this market and encouraging clients to explore this technology would have to be done at a substantial capital loss as it decreases the industry's reliance on its current products. Additionally, Internet technology creates a client conflict for these companies. Currently, most of their clients protect their sales boarders by offering land-based games only. The development of
Internet/wireless gaming formats may adversely affect the technology hold they have on their existing client base.

         We are not reliant on these large government lotteries for success. We do not have to make the large capital investment in equipment that would otherwise deter us from this approach.

GOVERNMENT REGULATION

         Lotteries may be lawfully conducted only in jurisdictions in which they are expressly permitted by law and are subject to extensive government regulation. Regulation typically includes some form of licensing of applicants and their subsidiaries. Applicants for, or holders of, a license are subject to a broad examination including, among other items, financial stability, integrity and business experience. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are sometimes fixed by legislation, lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, the selection of the vendors of equipment and services and the retailers of lottery products. Laws and regulations applicable to lotteries in foreign jurisdictions evolve and are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

         Many jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the provider, its subsidiaries and affiliates and its principal shareholders. Regulators generally conduct background investigations of the provider's employees who will be directly responsible for the operation of the system, and most jurisdictions reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a provider's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

         The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated. Restrictions may be imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we may have to partner with local companies when seeking foreign lottery contracts.

      Government regulation may impact the operations of our Gelotto Internet portal in some of the jurisdictions in which we may operate lotteries for clients in the future.

      We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate. Any failure to receive a material license or the loss of a material license that we currently hold or our failure to remain in compliance with local laws could have a material adverse effect on our overall operations and financial condition.

EMPLOYEES

      As of July 30, 2004, we had 10 full-time employees, including three executive officers and seven persons who engage in product development. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

RISK FACTORS

         An investment in our securities is speculative and involves a high degree of risk. Potential investors should carefully consider the risks described below and elsewhere herein, including the financial statements and related notes before purchasing our securities. The risks set forth below are not the only ones our Company will face. Additional risks and uncertainties may also adversely impair our business operations. If any of these risks actually occur, our business, financial condition, and/or results of operations would likely suffer significantly.

WE ARE A YOUNG COMPANY WITH A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES
AND HAVE GENERATED NO REVENUES FROM OPERATIONS.

      To date, our operations have consisted primarily of conducting an analysis of our industry and developing our business model. In addition, we have entered into agreements to implement and manage lotteries for five clients, two of which are currently operating. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated no revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2004, we incurred net losses of
$1,508,962. Specifically, to be profitable, we must identify sources of capital to complete the development of and commence operating lottery systems for existing clients and obtain new clients.

         We cannot assure you that we will be able to execute our business model on a wide-scale basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE
WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         At April 30, 2004, we had a working capital deficit of $1,041,274. The independent auditors' report to our financial statements for the year ended
April 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations, negative cash flows from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments as a result of that uncertainty.

         We do not currently have sufficient financial resources to fund our operations. To date, we have generated no revenues from operations. We will require significant additional capital to fully implement our business, operating and development plans, including capital to stabilize our balance sheet to satisfy the requirements of regulatory authorities that may review our financial condition in connection with approving us to provide services to lottery organizations and to finance certain operations of our clients until they are in a position to repay us for services rendered and costs and expenses incurred on their behalf. In addition, we are party to three contracts to provide services and products to clients but have been unable to execute our obligations under these agreements because we lack the capital therefor. While we have no liability under these agreements if we are unable to perform, our inability to initiate the

provision of services under these agreements could negatively impact our financial condition and adversely reflect on our reputation, which may materially harm our business.

         Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of our Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary; though we can not be certain for how long or the aggregate amount these individuals are willing to commit to our operations.

         Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the status of our business and the development or prospects for development of competitive business operations by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations.

GOVERNMENT REGULATIONS AND OTHER ACTIONS AFFECTING THE LOTTERY INDUSTRY COULD
HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

         In many of the jurisdictions where we currently operate or seek to do business, lotteries are not permitted unless expressly authorized by law. The successful implementation of our growth strategy and our business could be materially adversely affected if jurisdictions that currently authorize lotteries do not continue to permit such activities or otherwise change existing laws which negatively impact our operations and growth plans.

         The operations of ongoing lotteries and lottery operators are typically subject to extensive and evolving regulation. While we generally work with local partners who are specifically licensed and authorized to provide services by the lottery commission in each of the jurisdictions in which we service clients, regulatory authorities that oversee lotteries may desire to conduct an intensive investigation of us and our employees prior to and after the award of a lottery contract. Lottery authorities may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions may seek to conduct extensive personal and financial disclosure and background checks on persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

         Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business.

         Moreover, proceeds generated by lotteries are dependent upon decisions made by lottery authorities over which we have no control with respect to the operation of these games, such as matters relating to the marketing and prize payout features of these lottery games. Because we are typically compensated in whole or in part based on a gross lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on our revenues.

         Government regulations promulgated by the jurisdictions in which our clients operate may prevent or limit us from including links on our Internet portal to all or some of our other clients' lotteries websites. In such event our business will be materially and adversely affected and our results of operations will suffer.

OUR PROFITABILITY WILL BE DEPENDENT ON OUR ABILITY TO RETAIN AND EXTEND OUR
EXISTING CONTRACTS AND WIN NEW CONTRACTS.

         We expect to derive our revenues and generate cash flow from contracts to operate lotteries. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and for other specified reasons, and future contracts may permit the lottery authority to terminate the contract at will with limited notice and may not specify the compensation, if any, to which we would be entitled were such termination to occur.

         The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of our assets without compensation could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

SLOW GROWTH OR DECLINES IN SALES OF INTERNET/WIRELESS LOTTERY GOODS AND SERVICES
COULD ADVERSELY AFFECT OUR FUTURE REVENUES AND PROFITABILITY.

         Our success will be predicated, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of increased competition for the consumers' entertainment dollar (which competition may well increase further in the future), as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve these goals could have a material adverse effect on our business, financial condition and results and prospects.

WE HAVE SIGNIFICANT FOREIGN CURRENCY EXPOSURE.

         All of our business is international and our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than
United States dollars and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts. We expect to be exposed to currency exchange rate fluctuations because all of our revenues will be denominated in currencies other than the United States dollar. Exchange rate fluctuations may adversely affect our operating results and our results of operations.

WE ARE SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING
BUSINESS IN FOREIGN JURISDICTIONS.

         We expect to derive all of our revenues from operations outside the
United States. Accordingly, we are exposed to all of the risks of international operations, including increased governmental regulation of the lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets in the manner we expect and could have a material adverse effect on our business, financial condition, results and prospects.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We expect to experience significant fluctuations in our operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups. Fluctuations in our operating results from quarter to quarter may cause our operating results to be below the expectations of securities analysts and investors.

WE OPERATE IN A COMPETITIVE ENVIRONMENT.

         The lottery services industry is dominated by a few large product and service providers, all of which have greater financial and personnel resources than we do, have greater name recognition than us and which may be more successful in developing and implementing new games that attract customers. New competition could adversely affect our ability to win renewals of contracts from our existing customers or to win contract awards from other lottery authorities.
In addition, awards of contracts to us can be, from time to time, challenged by our competitors. Increased competition also may have a material adverse effect on the profitability of contracts which we do obtain.

WE MAY BE SUBJECT TO SUBSTANTIAL PENALTIES FOR FAILURE TO PERFORM UNDER OUR
CONTRACTS.

         Our lottery contracts typically permit termination of the contract at any time for failure by us to perform and for other specified reasons and may contain demanding implementation and performance schedules. Failure to perform under these contracts may result in substantial monetary liquidated damages, as well as contract termination. These provisions in our lottery contracts present an ongoing potential for substantial expense.

WE MAY NOT BE ABLE TO DELIVER GAMES THAT ARE APPEALING TO PLAYERS WHICH MAY
CAUSE THEM TO SEEK ALTERNATIVES TO THE LOTTERIES OPERATED BY OUR CLIENTS, WHICH
WOULD NEGATIVELY IMPACT OUR BUSINESS, FINANCIAL CONDITION, RESULTS AND
PROSPECTS.

         We develop or acquire games that we believe will be appealing to the local population in which our clients operate. To the extent that we are not able to offer games that players find appealing and they seek out other lottery games at the expense of our clients, our revenues and results of operations will materially suffer.

OUR BUSINESS PROSPECTS AND FUTURE SUCCESS DEPEND UPON OUR ABILITY TO ATTRACT AND
RETAIN QUALIFIED EMPLOYEES.

         To some extent, our business is built upon relationships developed by our management with lottery officials around the world. Our business prospects and future success depend, in part, upon our ability to retain and to attract qualified managerial, marketing and technical employees. Competition for such employees is sometimes intense, and we may not succeed in hiring and retaining the executives and other employees that we need. If we are not able to retain and attract qualified technical and management personnel, we will suffer diminished chances of future success.

OUR REPUTATION AND, CONSEQUENTLY, OUR BUSINESS PROSPECTS ARE DEPENDENT ON THE
INTEGRITY OF OUR PERSONNEL AND THE SECURITY OF OUR SYSTEMS.

         The integrity of a lottery, both real and perceived, is critical to its ability to attract players. We seek to maintain the highest standards of personal integrity for our personnel and system security for the Web sites we host for our clients. Allegations or findings of impropriety by any of our personnel or actual or alleged security defects or failures attributable to us, could have a material adverse effect upon

our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

OUR INTELLECTUAL PROPERTY IS NOT PROTECTED BY PATENTS AND WE DO NOT INTEND TO
SEEK PATENT PROTECTION FOR SUCH PROPERTY. TO THE EXTENT THAT OTHERS ARE ABLE TO
OBTAIN ACCESS TO OUR PROPRIETARY INFORMATION, OUR BUSINESS MAY BE MATERIALLY
HARMED.

         We have not sought patent protection for any of our proprietary property. We rely on trade secrets, proprietary know-how and technology which we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. We can not assure you that these agreements will not be breached, that we would have adequate remedies for any breach of these agreements, or that the trade secrets and proprietary know-how embodied in the technologies in which we have an interest will not otherwise become known or be independently discovered by others.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS.

           As permitted by the corporate laws of the State of Virginia, we have included in our Articles of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

WE HAVE NO INTENTION OF PAYING DIVIDENDS ON OUR COMMON STOCK IN THE NEAR FUTURE
AND HOLDERS OF OUR COMMON STOCK WILL HAVE TO RELY ON THE APPRECIATION THEREOF TO
REALIZE ANY MONIES FROM HOLDING THESE SECURITIES.

         We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Management intends to retain any earnings to finance the growth of its business. Management cannot assure you that the company will ever pay cash dividends. Accordingly, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES OF COMMON STOCK DUE TO THE ABSENCE OF A
TRADING MARKET AND THUS YOU MAY NEVER REALIZE ANY MONIES FROM HOLDING THESE
SECURITIES.

         There is currently no public trading market for our common stock. As of the date hereof, the only manner in which to dispose of our common stock is in a private transaction. If no active trading market develops for our common stock, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

      o    our ability to obtain capital;

      o    our ability to fully implement our business plan;

      o    general economic and business conditions, both nationally and in our markets;

      o    our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

      o    anticipated trends in our business;

      o    other risk factors set forth under "Risk Factors" in this report.

In addition, in this report, we use words such as "anticipates," "believes,"
"plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are located at 1400 Technology Drive,
Harrisonburg, Virginia, where we lease approximately 1,850 square feet of office space. We have leased this space through September 2004 and have the right to extend the term on a month-to-month basis, assuming that we are not in default under the lease. The monthly rent for this space is $3,000.

      We also lease approximately 2,200 square feet of office space at Hillsboro
Tower, 1800 - 4th Street S.W., Calgary, Alberta, Canada. We lease this space through December 31, 2004 at a monthly rent of $2,790 (Canadian). Our software and game developers operate from this facility.

      We have not determined our future requirements for office space but expect that adequate space will be available on acceptable terms and conditions as necessary.

ITEM 3. LEGAL PROCEEDINGS.

      We are not currently party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 11, 2004, Residential Resales, Inc., the holder of all of the outstanding shares of common stock of New Media Lottery Services, Inc., consented in writing to the merger of NMLS with Residential Resales. Also on
June 11, 2004, the holders of approximately 78% of the outstanding shares of common stock of Residential Resales consented in writing to the merger with
NMLS. The Company filed an information statement with the Securities and
Exchange Commission describing the merger and the action taken by written consent, a copy of which was sent to each stockholder prior to the consummation of the merger between NMLS and RRI.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information.

      The Company's common stock is not currently traded or quoted on any market.

      As of the date hereof:

      o   there are no outstanding securities convertible into or exchangeable for shares of our common stock.

      o   of the 11,167,143 outstanding shares of common stock, 1,000,000 are freely tradable shares, 10 million shares will become freely transferable pursuant to Rule 144 under the Securities Act of 1933 commencing on March 20, 2005 (subject to certain limitations described in such Rule) and 200,000 shares will become freely transferable pursuant to Rule 144 under the Securities Act of 1933 commencing in
          August, 2005; and

      o   no shares issuable under stock option or similar employee benefit plans are subject to registration for public resale under the
          Securities Act of 1933.

Holders.

         At August 4, 2004, there were 54 record holders of the Company's common stock.

Dividends.

         The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

           On July 29, 2004, the Company issued an aggregate of 167,143 shares of common stock to two consultants in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
We valued the common stock issued at a price of $0.15 per share.

           Effective June 30, 2004, the Company merged with Residential Resales,
Inc. and issued 10,000,000 shares of its common stock to the stockholders of
RRI. The merger was completed in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

         On May 2, 2002, we sold 2,000,000 shares of common stock to Harry
DiFrancesco at a price of $0.01 per share for an aggregate of $2,000. We sold the shares in reliance on the exemption from registration afforded by Section
4(2) of the Securities Act of 1933, as amended. Mr. DiFrancesco returned these shares to the Company for cancellation on March 19, 2004.

         During March and April 2002, we sold 250,000 shares of common stock to
25 individuals at a price of $0.01 per share for an aggregate of $2,500. We sold the shares in reliance on the exemption from registration afforded by Rule 504 of Regulation D, as promulgated by the Securities and Exchange Commission.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         We design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We currently operate lottery systems for two customers and have entered into contracts with three additional lotteries to provide services in the future. In addition, we have been retained as a consultant to provide gaming advice with respect to a project in Brazil. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery's net sales which is defined as sales less prizes.

         Since our inception, we have not generated any revenues and have conducted only limited operations consisting of:

      o   obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

      o   implementing the technical, operational, design, marketing and sale of lottery products;

      o   the construction of a software platform that supports our operations;
          and

      o   a soft launch of our software on behalf of two clients.

         Our ability to realize our full revenue generating potential is constrained by our lack of funding. We will require significant financial resources to execute all of the aspects of our business plan. At a minimum, we require capital to roll-out the full range of gaming activities for lotteries we currently operate in Great Britain and Ireland, from which we believe we can generate revenues to support our ongoing operations and allow us to build our business, though more slowly than we otherwise could if we had sufficient capital available to us dedicated for that purpose.

         Published reports indicate that lotteries operate in over 150 domestic and foreign jurisdictions throughout the world and that as of June 2003 there were more than 400 lottery licenses issued world-wide. Of the 400 plus lotteries world-wide, approximately 20% account for 85% of the estimated lottery sales volume of $135 billion (as officially reported). Reports indicate that other forms of gaming such as casino, bingo and fixed odds betting are a number of times larger than the lottery sales estimates. Moreover, Internet, wireless and interactive television (ITV) gaming are all growing rapidly in Europe. Analysts predict new media gaming to grow beyond $50 billion in the next 5 years.
Management believes that lotteries, because of the broad rights that are typically granted by a government, will be the major benefactors of these new media applications. Management also believes that the lottery industry will continue to move towards distribution through new media formats and we will attempt to position the Company to capitalize on this anticipated trend.

      Our market comprises small and mid-sized government and charity operated lotteries. The lotteries we develop and implement target the young adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices such as cellular telephones, Internet and other wireless apparatus into their daily lives.

         We believe that we have the opportunity to fill a market niche that is not fully serviced by the large, multinational corporations that design, implement and operate government sponsored lotteries world-wide and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources, we consider this segment of the market to be supported by only a few known companies and that neither the charity lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being the first company to our knowledge dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

         We provide our clients with the chance to significantly increase their technological capabilities to operate a modern lottery program, to participate with proven technology, to benefit from our lottery know-how and expertise and to maximize the revenue generating potential of their government sanctioned gaming opportunity. Our objective is to create a comprehensive program that offers games which appeal to the user, broaden the base of players and increase prizes levels. It is our experience that as prize amounts escalate, interest in a lottery increases.

         Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for other organizations. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous charities, while reducing the set-up time and organizational costs associated with establishing each charity's
Internet/wireless presence.

           We expect to generate revenues from:

      o   a percentage of the lottery proceeds received by our clients, and;

      o   co-promotions with large, well-known local companies whose names will be attached to specific games.

         We expect the preponderance of our revenues to derive from a percentage of the net lottery proceeds received by our clients. We believe that as prize amounts escalate, interest in a lottery increases which creates a cycle of growing prizes and more players. Accordingly, we will seek to implement comprehensive programs that offer games which broaden the base of players and increase prizes by maximizing the revenue generating potential of our client's government sanctioned gaming opportunity. Critical factors which will bear on our clients' and our realizing profitability are reducing the cost of acquiring customers and maximizing gross revenues generated per customer. Therefore, we will seek to increase awareness of and interest in our clients' lotteries by developing games that will appeal to a younger adult audience who have incorporated new media devices into their daily routine. We believe that we can reach this audience relatively inexpensively because there will be a relatively small infrastructure required to maintain the Company, even when fully operational, and based upon the exciting games we offer coupled with the manner in which they are delivered and played (cell phones,

PDA's, and other wireless devices). We hope to develop a customer base that starts playing games at a young adult age and that these people become loyal customers who we can retain throughout their lifetime.

          We believe that we have developed a business plan that will allow us to capitalize on our early entry in the sphere of new media gaming. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating possibility and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

      o   Implement the entire range of activities for our existing clients. The first step in our course to profitability is to activate all aspects of lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. To date, we have "soft" launched lotteries for two clients prior to a large scale
          "rollout" to confirm the efficacy of our software and attract an initial player base. We will require funding to market the lottery on a larger scale to achieve positive cash flow.

      o   Complete the roll-out of our Gelotto Internet portal featuring our clients' lotteries. Each of the sites we develop and implement for our clients includes a link to our Gelotto Internet portal which features our other clients' lottery Web sites. People purchasing lottery products through one of our client's Web sites are made aware that our other clients offer similar gaming sites and are given the opportunity to link to our Internet portal. Our Gelotto portal provides links to and allows player to gain access to our other client's Web sites. Our
          Gelotto Internet portal currently has links to Web sites operated by our English and Irish lottery clients. We will seek to create links to all of our clients' Web sites through our Gelotto Internet portal, subject to local gaming laws and regulations. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of increasing prize amounts, building a player base and serving as the basis for corporate promotions and banner advertising, (ii) lend credibility to our clients' operations because of their association with a professionally managed organization which is trusted by lottery players world-wide, and (iii) help develop corporate brand recognition and loyalty. We expect that we can leverage the charity lottery concept to obtain discounts on advertising packages and merchandise prize awards. We anticipate offering co-op games that are "sponsored" by various corporations in return for advertisements on the lottery site. These programs can reduce operational and promotional costs. To the extent our Internet portal is restricted from realizing its full potential because of the laws of the jurisdictions in which our clients operate, our business and results of operations will be materially and negatively impacted.

      o   Aggressively pursue new clients. We believe that our organization will benefit from the economies of scale derived by increasing our client base both because we will be able to capitalize costs incurred in connection with the development of our platform software and new media games over a larger number of clients but also because a larger client base potentially signifies larger prizes which will result in more players and more revenues to both the client and us.

      o   Enter into new gaming markets by developing new games. Industry analysis indicates that gaming types beyond lotteries, such as casino, bingo and fixed odds betting, are a number of times larger than the lottery sales and growing more quickly. We will seek to develop and launch the new games over new media devices to attract people who do not typically play the lottery but who may have interest in other games of chance and as a compliment to our lottery offerings.
          Specifically, we intend to add a bingo component to our lottery site and develop a video lottery

          game. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

         Our ability to undertake and complete any of the foregoing activities is predicated on having requisite capital. In addition, we will require capital to continue developing games, further develop our Gelotto Web site and market our products, as well as for general and administrative expenses incurred in the ordinary course of business. It is unlikely that revenues from operations now or in the near future will be sufficient to support the development and implementation of these activities and that we will have to rely on outside funding to enact the full range of planned activities. Since March 19, 2004,
Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. These loans are payable on demand with interest calculated at a rate per annum equal to 2% above the prime rate charge by Citibank and will include an as yet to be determined number of warrants to purchase shares of our common stock. We believe that the extent of our success in the future will be dependent in large part on our ability to make our proposed Internet portal available to a wide range of clients and potential players.

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements, and the related notes, together with the report of Bouwhuis, Morrill & Company dated August 10, 2004, are set forth at pages F-1 through F-15 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

           As described in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 2004, the Company
dismissed, Earl M. Cohen, CPA, PA, the company's independent accountant for the prior two fiscal years, and retained the services of Bouwhuis, Morrill & Company to serve as its principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive
Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on
Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers, Promoters and Control Persons

      The following table sets forth our officers and directors as of August 6,
2004:

--------------------------------------- ------------------------ -------------------------------------------------
                   Name                             Age                                  Title
--------------------------------------- ------------------------ -------------------------------------------------

John Carson                                          49          President, Chief Executive Officer
                                                                 and Director
--------------------------------------- ------------------------ -------------------------------------------------
Randolph H. Brownell, III                            36          Chief Operating Officer, Chief Financial
                                                                 Officer and Director
--------------------------------------- ------------------------ -------------------------------------------------
Sterling Herbst                                      37          Secretary
--------------------------------------- ------------------------ -------------------------------------------------
Joseph Dresner                                       79          Director
--------------------------------------- ------------------------ -------------------------------------------------
Milton Dresner                                       79          Director
--------------------------------------- ------------------------ -------------------------------------------------
Frederick Winters (1)                                48          Director
--------------------------------------- ------------------------ -------------------------------------------------

(1) Mr. Winters was appointed to the Board as representative of Residential
Resales, Inc. pursuant to the Share Exchange Agreement. There are no agreements to retain Mr. Winters on the board after the next annual meeting at which directors are elected.

         All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of
Directors elects the officers annually.

         John Carson has been our Chief Executive Officer, President and a director of the company since July 1, 2004 and has been a director of Lottery
Network Services Ltd. since 2001. He has been an innovator in the lottery industry, having introduced new lottery program delivery models and game formats. During his seventeen years in the industry, he has been responsible for all aspects of the operation of lottery companies, including obtaining financing, and increasing profits in each the ventures in which he previously has been involved. From 1993 to 2000, he was the president and chief executive officer of C.G.I. Inc. where oversaw all sales, operational and administrative functions of the corporation and managed all international sales efforts, securing contracts in 16 countries. From 1988 to 1993, Mr. Carson was an officer at Webcraft Technologies, Inc., as president of the lottery division during 1990 through 1993, as vice president of international sales from 1988 to 1990 and as director of financial planning and business development from 1987 to 1988. At
Webcraft, he was responsible developing new markets, securing financing for a number of international joint ventures and developing new products, including the introduction of licensed entertainment products to the lottery industry.
During 1986 and 1987, he served as a senior account executive at Columbia
Pictures where he launched seven first run projects and sold first run television shows throughout the Midwest region.

         Randolph H. Brownell, III has been our Chief Operating Officer, Chief
Financial Officer and a director since July 1, 2004. He had served as our Vice
President of Development and Acquisitions from March 2004 to June 30, 2004.
Since 1996, Mr. Brownell served as president of Virginia Business Planning and
Investments LLC. Until 2002, he was active in the operational management of
Virginia Business Planning and Investments LLC and conducted all day to day operating activities, created business and marketing plans for various clients, structured and closed financings of up to $5 million,

provided business oversight for clients, helped to liquidate companies, evaluated business opportunities and handled international travel and management for numerous clients. Since 2002, Mr. Brownell has served as a director of
Lottery Network Services Ltd. and was responsible for overseeing all company employees, co-developing business and strategic planning and preparing and managing that company's budgets and investment activities. In addition, Mr.
Brownell made presentations to potential investors and worked to develop joint ventures, managed and made presentations to other companies in a lead business development role and managed the filings and all corporate documents in Ireland and served as the chair on all board meetings. Mr. Brownell is a director of
TreasureTrivia, an entity from which we purchased certain assets and utilized programming services.

      Sterling Herbst has been our secretary since July 1, 2004 and had otherwise been engaged by the Company and it subsidiary since 2001. Mr. Herbst is active in all aspects of our day-to-day operations and is responsible for the
Company's computer technology management at its offices in Harrisonburg,
Virginia. He also assisted senior management with our strategic planning and business plan development. From November 2000 through July 1, 2004, he was a manger at the Virginia Technology Incubator, LLC, an affiliate of the Company by virtue of common ownership, where he oversaw construction of a technology incubator and facilitated all company purchases, including four computer network installations. During that same period, he served as the Vice President of US
Operations of TreasureTrivia.com, Inc., also an affiliate of the Company, where he coordinated startup of the U.S. office and managed administrative and support staff; developed and implemented the website prize structure and schedule; and
created a prize fulfillment system. From November 1999 through November 2000, he was a sales representative for Clayton Homes, Inc., where he negotiated home sales, arranged financing of homes and real estate with multiple lending institutions, and supervised computer installation and all technology related issues in office.

      Joseph Dresner has been a director of our company since March 18, 2004. He is Chairman of the Highland Companies, a Detroit-area-based developer and manager of commercial, industrial and residential properties. Mr. Dresner is a member of the Audit Committee of the Board of Directors of the Company. Mr.
Dresner has been a director of Meadowbrook Insurance Group Inc. since 1985. Mr.
Dresner is the brother of Milton Dresner, a director of the Company.

      Milton Dresner has been a director of our company since March 18, 2004.
For the past 40 years, Mr. Dresner has been co-owner of Highland Management,
Highland Construction, Highland Industrial Development, Highland Manufactured
Home Properties, and Highland Motel Properties. Together, these five interacting organizations were involved in every facet of land development, construction, management and leasing. The Highland Companies have developed, constructed and managed industrial complexes, multi-family units, manufactured home communities, motels and residential subdivisions. He is also a partner in several investment banking firms in New York. Mr. Dresner is a life-long entrepreneur and respected businessman, Mr. Dresner has nearly 50 years of experience in a variety of industries including real estate, equities and retail. Additionally, Mr. Dresner holds dozens of corporate positions ranging from director, partner and co-owner, to stockholder and investor. Mr. Dresner is the brother of Joseph Dresner, a director of the Company.

      Frederick Winters has been a member of our Board of directors since March
18, 2004, the date on which we closed the Share Exchange Agreement. Since 2002,
Mr. Winters has served as the chief executive officer, vice president-business development and a director of NuPOW'R LLC, a company engaged in the development of electric power systems. During 2001 and 2002, he served as the vice president of Brighton Exchange Group, a business development company. From 2000 to 2001, he was the chief executive officer of Televend, Inc., a telephony based mobile commerce company. From 1978 to 2001 Mr. Winters served in the Untied States
Marine Corp., achieving the rank of Lieutenant Colonel. Mr. Winters was appointed to the Board as representative of Residential Resales, Inc. pursuant to the

Share Exchange Agreement. There are no agreements to retain Mr. Winters on the board after the next annual meeting at which directors are elected.

Committees of Board of Directors.

         The board does not have a nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of
Directors. Compensation of management is determined by the entire Board of
Directors.

      Audit Committee.

         The audit committee consists of Messrs. Joseph Dresner, Milton Dresner and Frederick Winters. All are independent directors. The audit committee meets at least quarterly with our management and our independent registered public accounting firm to review and help ensure the adequacy of our internal controls and to review the results and scope of the auditors' engagement and other financial reporting and control matters. Joseph Dresner is financially literate and is a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002.

         The audit committee has adopted a formal written charter specifying:
(i) the scope of the audit committee's responsibilities and how it is to carry out those responsibilities, including structure, processes and membership requirements; (ii) the audit committee's responsibility for ensuring its receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the company, consistent with Independence
Standards Board Standard 1, adopted in January 1999 by the Independence
Standards Board (the private sector standard-setting body governing the independence of auditors from their public company clients) and the committee's responsibility for actively engaging in communications with the auditor with respect to any relationships or services that may impact the objectivity and independence of the auditor and for taking, or recommending that the entire board of directors take, appropriate action to oversee the independence of the outside auditor; and (iii) the outside auditor's ultimate accountability to the board of directors and the audit committee, as representatives of our company's stockholders, and these stockholder representatives' ultimate authority and responsibility to select, evaluate and, where appropriate, replace the outside auditor (or to nominate the outside auditor for stockholder approval). Our audit committee will review and reassess the adequacy of our written charter on an annual basis.

         The audit committee has adopted guidelines and procedures: (i) making it directly responsible for the appointment, compensation and oversight of the work of any public accounting firm engaged by it (including resolution of any disagreements between management and the firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work, and each such public accounting firm will report directly to the audit committee; (ii)
providing for the (a) receipt, retention and treatment of complaints received by our Company regarding accounting, internal accounting controls or auditing matters and (b) confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters; (iii) affording it the authority to engage independent counsel and other advisers, as it may determine to be necessary to carry out its duties; and (iv) providing for appropriate funding for payment of: (a) the public accounting firm engaged by our Company for the purpose of rendering or issuing an audit report and (b) any advisers engaged by the audit committee as described under clause (iii) above.

Code of Ethics.

         We have adopted a code of ethics, as contemplated by Section 406 of the
Sarbanes-Oxley Act of 2002. We will post the code of ethics on our website when we establish an on-line presence. Our Code of Ethics is designed to deter wrongdoing and to promote:

      o   Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o   Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make;

      o   Compliance with applicable governmental laws, rules and regulations;

      o   The prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

      o   Accountability for adherence to the Code of Ethics.

      We will post our Code of Ethics and disclose any amendment to, or waiver of, a provision thereof on a Form 8-K filed with the SEC and post such information and intention on our Internet website at such time as we create a website.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Directors.

      We do not compensate our directors for serving in such capacity. We reimburse outside directors for all costs and expenses incurred in connection with attending or participating in any board meeting.

Executive Compensation.

      The following table sets forth the information regarding compensation paid to the Chief Executive Officer and any other person who received in excess of $100,000 in annual compensation during the last two fiscal years.

===============================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
===============================================================================================================================
                                                                              Long Term Compensation
===============================================================================================================================
                                       Annual Compensation                    Awards                Payouts
===============================================================================================================================
                                                  Other            Restricted   Securities                      All
                                                  Annual           Stock        Underlying                      Other
   Name and Principle            Salary   Bonus   Compensation     Award(s)     Options/SARs     LTIP Payouts   Compensation
        Position          Year  ($)       ($)     ($)              ($)          (#)              ($)            ($)
===============================================================================================================================

John Carson (1)           2004  $141,000

===============================================================================================================================

Nathan Miller,            2004  $1
President

===============================================================================================================================
Jay Sanet, President      2003  $0

                          2002  $0
===============================================================================================================================
Randolph Brownell, III,   2004  $107,000
Vice President  (2)COO

===============================================================================================================================

(1) Mr. Carson commenced his tenure as the President of our Company on July 1,
2004.

(2) Mr. Miller served as our President from March 19, 2004 through June 30,
2004.

(3) During the fiscal year ended April 30, 2004, Mr. Brownell was compensated in his capacity as Chief Operating Officer and a director of our Irish subsidiary,
Lottery Network Services Ltd. for that company's fiscal year ending March 31,
2004.

Employment Agreements.

      We have not entered into written employment agreements with any member of our management. We have verbal agreements with each of John Carson and Randolph
Brownell to pay them an annual salary of $168,000 and $144,000, respectively. To date, Mr. Carson and Mr. Brownell have deferred an aggregate of $110,500 for compensation earned during the 2003 and 2004 fiscal years until such time as the
Company is financially capable of making such payments.

Stock Option Plan.

      We have not yet adopted any stock option or incentive plans and there are no options or other convertible securities issued or outstanding as of the date of this report.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and
Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports and written representations from reporting persons, during the fiscal year ended
April 30, 2004, all reports required to be filed were filed late. All reports required to be filed under Section 16(a) will be filed with the Securities and
Exchange Commission within two weeks of the filing of this Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At August 4, 2004, there were 11,167,143 shares of our Common Stock outstanding. The following table sets forth information as of August 4, 2004, regarding the beneficial ownership of our common stock by (1) each director and officer, (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Securities attributed to the individuals named below include securities convertible into common stock within 60 days of August 6, 2004.

--------------------------------------- ------------------------------------ -------------------------------------
Name of                                 Amount of                            Percent of Outstanding
Beneficial Owner (1)                    Beneficial Ownership                 Shares of Class Owned (2)
--------------------------------------- ------------------------------------ -------------------------------------

John Carson (3)                         887,714                              7.95%

--------------------------------------- ------------------------------------ -------------------------------------
Randolph H. Brownell, III               274,286                              2.46%

--------------------------------------- ------------------------------------ -------------------------------------
Sterling Herbst                         21,429                               *

--------------------------------------- ------------------------------------ -------------------------------------
Joseph Dresner                          2,000,000                            17.91%

--------------------------------------- ------------------------------------ -------------------------------------
Milton Dresner                          2,000,000                            17.91%

--------------------------------------- ------------------------------------ -------------------------------------

                                       28

--------------------------------------- ------------------------------------ -------------------------------------
Frederick Winters                       -0-                                  -0-

--------------------------------------- ------------------------------------ -------------------------------------
All officers and directors              5,162,000                            46.22%
as a group (6 persons)
--------------------------------------- ------------------------------------ -------------------------------------

* Less than 1%.

(1)  The address for each of the persons identified in the foregoing table is care of the Company.

(2)  Based on 11,167,143 shares outstanding.

(3)  Includes 600,000 shares of common Stock held by The John C. Carson
     Revocable Trust for which Mr. Carson is the trustee.

(4)  Includes 354,715 shares over which Mr. Miller exercises beneficial control which are registered in the names of entities in which Mr. Miller is a part owner along with Nancy Bowman, a former officer and director of the
     Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. Since March 19, 2004 we have borrowed an aggregate of $547,500 from these individuals. These loans are payable on demand at an interest rate of the prime rate of interest as reported by Citibank plus 2% per annum and which shall be accompanied by an as yet undetermined number of warrants to purchase shares of our common stock. We expect to execute promissory notes in favor of each of these individuals evidencing our obligations to them.

         During March 2004, Nathan Miller, then an officer and director of the
Company, converted an aggregate of $539,315 of debt of Lottery Network Services
Ltd. into 9,000 ordinary shares of that company. The debt was converted at premiums above the par value per Lottery Network Services ordinary share at
$59.92 per share. Pursuant to the Share Exchange Agreement, Mr. Miller converted all of his shares of Lottery Network Services into 3,000,000 shares of our
Common Stock. At March 31, 2004, Lottery Network Services was indebted to Mr.
Miller in the amount of $146,040, which is repayable on terms to be determined.

         During March 2004, Joseph Dresner, a director of the Company and the brother of Milton Dresner, converted an aggregate of $300,000 of debt of Lottery
Network Services Ltd. into 7,000 ordinary shares of that company. The debt was converted at a premium of $42.86 per share above the par value thereof. At March
31, 2004, Lottery Network Services was indebted to Mr. Dresner in the amount of
$348,726, which is repayable on terms to be determined.

         During March 2004, Milton Dresner, a director of the Company and the brother of Joseph Dresner, converted an aggregate of $350,000 of debt of Lottery
Network Services Ltd. into 7,000 ordinary shares of that company. The debt was converted at a premium of $50 per share above the par value thereof. At March
31, 2004, Lottery Network Services was indebted to Mr. Dresner in the amount of
$337,026, which is repayable on terms to be determined.

           We lease our offices in Harrisonburg, Virginia from Virginia
Technology Incubator, LLC, a company owned, in part, by Randolph Brownell, a current officer and director, and Nathan Miller and Nancy Bowman, former officers and/or directors of the Company. We have leased these offices through
September 2004 at a cost of $3,000 per month, though we believe we can extend this lease and increase or decrease the amount of space we lease as necessary to suit our requirements. We also pay $1,000 a month for office and administrative services. During the fiscal year ended April 30, 2004, we paid aggregate rent to
Virginia Technology Incubator for said year in the amount of $45,000. The lease agreement was negotiated on terms no better than we could have obtained from an unaffiliated third party.

      One of our former directors and officers, Nathan Miller, is a partner of the law firm of Miller & Earle, PLLC. This firm has provided certain legal services to us during the last two years. During fiscal 2004, Miller & Earle,
PLLC billed us $111,272 for services rendered, all of which is outstanding.
During fiscal 2003 and fiscal 2002, we paid Miller & Earle and aggregate of $0 and $7,500, respectively, for legal services rendered.

      Pursuant to an agreement dated April 2, 2003, our company acquired an
Internet and wireless instant lottery gaming system for maintaining, managing and administering an electronic lottery and certain programming specifications, development tools and other intellectual property rights in connection with such gaming system from TreasureTrivia.com Ltd. We purchased the gaming system and intellectual property for a price of $2,000 and granted to TreasureTrivia a continuing royalty until April 2, 2010 equal to 8% of the net monthly wins (as defined below) generated from the sale of certain scratch or raffle tickets in behalf of our clients that are based upon the system and the intellectual property. In addition, we have agreed to pay to TreasureTrivia a royalty equal to 1.75% of the net monthly wins generated from the sale of tickets on our
Internet portal, upon the introduction thereof. For purposes of our agreement with TreasureTrivia, the term "net monthly wins" means ticket prices less prizes reasonably anticipated to be paid after deduction of website fees, bank credit card merchant fees, foreign currency exchange charges, bad debts, chargebacks and other bank charges. Prior to our acquisition of TreasureTrivia, a number of our shareholders funded the development of the lottery systems it developed.
Members of our management team also are associated with TreasureTrivia in the following capacities: Nathan Miller is the president and a director, Randolph
Brownell is a director and Nancy Bowman is the secretary and treasurer of
TreasureTrivia.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

----------------------- --------------------------------------------------------------------------------------------
        Exhibit No.                                                     Exhibit Title

----------------------- --------------------------------------------------------------------------------------------

           2.1*                           Share Exchange Agreement dated March 19, 2004 by and among the
                                          Registrant and Lottery Network Services Ltd.

----------------------- --------------------------------------------------------------------------------------------
           2.2+                            Agreement and Plan of Merger dated June 14, 2004 by and between  New
                                           Media Lottery Services, Inc. and Residential Resales, Inc.

----------------------- --------------------------------------------------------------------------------------------
         3(i)(e)*                          Articles of Association of Lottery Network Services Ltd.

----------------------- --------------------------------------------------------------------------------------------
         3(i)(f)*                          Memorandum of Association of Lottery Network Services Ltd.

----------------------- --------------------------------------------------------------------------------------------
           10.1*                           Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games
                                           Limited.
----------------------- --------------------------------------------------------------------------------------------
           10.2*                           Agreement dated December 12, 2001 by and between Lottery Network
                                           Services Ltd. and Rehab Charities UK Limited.

----------------------- --------------------------------------------------------------------------------------------
           10.3*                           Agreement dated November 27, 2001 by and between Lottery Network
                                           Services Ltd. and Tropical Gaming Ltd., Belize.

----------------------- --------------------------------------------------------------------------------------------

                                       30

----------------------- --------------------------------------------------------------------------------------------
           10.4*                           Agreement dated February 12, 2002 by and between Lottery Network
                                           Services Ltd. and Guatemalan Pediatric Foundation.
----------------------- --------------------------------------------------------------------------------------------
           10.5*                           Agreement dated December 7, 2001 by and between Lottery Network
                                           Services Ltd. and Intellect Foundation
----------------------- --------------------------------------------------------------------------------------------
           10.6*                           Agreement dated February 3, 2004 by and between Lottery Network
                                           Services Ltd. and Carnegie Cooke & Company Inc.
----------------------- --------------------------------------------------------------------------------------------
            14^                            Code of Ethics
----------------------- --------------------------------------------------------------------------------------------
           16 #                            Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.
----------------------- --------------------------------------------------------------------------------------------

* Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.

+ Previously filed with Information Statement pursuant to Rule 14C of the
Securities Exchange Act of 1934 dated June 9, 2004.

# Previously filed with Current Report on Amendment No. 1 to Form 8-K dated
March 31, 2004 as filed with the Securities and Exchange Commission on April 8,
2004.

^ Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2004 fiscal year ending on April 30,
2004 and the reviews of the financial statements included in the Company's
Quarterly Reports on Form 10-QSB for the fiscal year were $13,000. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the
2003 fiscal year and the reviews of the financial statements included in the
Company's Quarterly Reports on Form 10-QSB for the fiscal year were $12,500
(including direct engagement expenses).

AUDIT-RELATED FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2004 fiscal year were
$2,132. The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2003 fiscal year were $2,204. Audit-related fees generally include fees in support of the
Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company for the 2004 fiscal year were $0.
The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2003 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Bouwhuis, Morrill & Company, other than the audit services, audit-related services, and tax services, were $0 for the 2004 fiscal year and $0 for the 2003 fiscal year.

PRE-APPROVAL POLICY. The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof)
to be performed for the Company by its independent auditor or other registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of
1934 that are approved by the Audit Committee prior to completion of the audit.

                                       32

                        NEW MEDIA LOTTERY SERVICES, INC.
                                  & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)

                       Financial Statements for the Years
                          Ended April 30, 2004 and 2003
                        and Independent Auditors' Report

                                      F-1

Bouwhuis, Morrill & Company, LLC                     12 South Main, Suite 208
--------------------------------                           Layton, Utah 84041
Certified Public Accountants                                801-546-1357  Tel
                                                             801-546-1348 Fax

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. & Subsidiary
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheets of New Media
Lottery Services, Inc. (formerly Residential Resales, Inc.) (a development stage company) as of April 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended April
30, 2004 and 2003 and for the period from inception on July 11, 2000 through
April 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New
Media Lottery Services, Inc. (formerly Residential Resales, Inc.) (a development stage company) as of April 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended April 30, 2004 and
2003 and for the period from inception on July 11, 2000 through April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company, LLC

Bouwhuis, Morrill & Company, LLC
Layton, Utah
August 2, 2004

                 NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                  ASSETS
                                  ------
                                                                       April 30,
                                                            ----------------------------
                                                                2004             2003
                                                            -----------      -----------

CURRENT ASSETS

    Cash and cash equivalents                               $   171,052      $    17,765
                                                            -----------      -----------

      Total Current Assets                                      171,052           17,765
                                                            -----------      -----------

PROPERTY AND EQUIPMENT, NET (Note 2)                             20,383           14,502
                                                            -----------      -----------

      TOTAL ASSETS                                          $   191,435      $    32,267
                                                            ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------
CURRENT LIABILITIES

    Bank overdraft (Note 2)                                 $        49      $       -
    Accounts payable and accrued expenses                       136,872           33,841
    Deferred compensation (Note 8)                              110,500              -
    Due to related parties (Note 3)                             153,496           78,103
    Notes payable (Note 4)                                          -             14,787
    Notes payable - related parties (Note 5)                    831,792          572,500
                                                            -----------      -----------

      Total Current Liabilities                               1,232,709          699,231
                                                            -----------      -----------

STOCKHOLDERS' DEFICIT

    Common stock, $0.001 par value; 50,000,000 shares
     authorized, 11,167,143 and 3,428,571 shares issued
     and outstanding, respectively                               11,167            3,429
    Additional paid-in capital                                2,055,757          903,772
    Accumulated deficit                                      (3,108,198)      (1,574,165)
                                                            -----------      -----------

      Total Stockholders' Deficit                            (1,041,274)        (666,964)
                                                            -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   191,435      $    32,267
                                                            ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                     For the Years Ended          From Inception
                                                           April 30,             on July 11, 2000
                                                -----------------------------    through April 30,
                                                    2004              2003              2004
                                                -----------       -----------    -----------------

NET REVENUES                                    $       -         $       -         $       -
                                                -----------       -----------       -----------

OPERATING EXPENSES

    Depreciation expense                              1,642             3,448             5,090
    General and administrative                      286,602            63,526           388,234
    Management fees                                 257,988           254,700           531,688
    Professional fees                               382,694           521,346         1,082,793
    Programming fees                                441,078           333,590           874,304
    Rent expense                                     75,149            12,146            87,295
    Website expense                                  66,533            41,598           115,181
                                                -----------       -----------       -----------

      Total Operating Expenses                    1,511,686         1,230,354         3,084,585
                                                -----------       -----------       -----------

LOSS FROM OPERATIONS                             (1,511,686)       (1,230,354)       (3,084,585)
                                                -----------       -----------       -----------

OTHER INCOME (EXPENSES)

    Gain on sale of property and equipment            2,153               -               2,153
    Interest expense                                (24,500)           (1,266)          (25,766)
                                                -----------       -----------       -----------

      Total Other Income (Expenses)                 (22,347)           (1,266)          (23,613)
                                                -----------       -----------       -----------

NET LOSS BEFORE INCOME TAXES                     (1,534,033)       (1,231,620)       (3,108,198)

PROVISION FOR INCOME TAXES                              -                 -                 -
                                                -----------       -----------       -----------

NET LOSS                                        $(1,534,033)      $(1,231,620)      $(3,108,198)
                                                ===========       ===========       ===========

BASIC NET LOSS PER SHARE                        $     (0.27)      $     (0.43)
                                                ===========       ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                5,669,702         2,866,666
                                                ===========       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit

                                                  Common Stock          Additional
                                           -------------------------      Paid-in       Accumulated
                                             Shares        Amount         Capital         Deficit
                                           ----------    -----------    -----------     -----------

Balance at inception, July 11, 2000               -      $       -      $       -       $       -

Common stock issued to the
 incorporators of the Company on
 July 12, 2000                                 28,571             29            (28)            -

Net loss for the period from inception
 to April 30, 2001                                -              -              -               -
                                           ----------    -----------    -----------     -----------

Balance, April 30, 2001                        28,571             29            (28)            -

Common stock issued for cash at
 $3.50 per share, March 2002                   28,571             29         99,971             -

Net loss for the year ended
 April 30, 2002                                   -              -              -          (342,545)
                                           ----------    -----------    -----------     -----------

Balance, April 30, 2002                        57,142             57         99,944        (342,545)

Common stock issued for cash at
 $3.50 per share, May 2002                     42,857             43        149,957             -

Common stock issued for services at
 $0.18 per share, May 2002                  3,154,286          3,154        548,846             -

Common stock issued for related
 party loans at $0.22 per share
 May 2002                                     174,286            175         37,425             -

Capital contributed by shareholders               -              -           67,600             -

Net loss for the year ended
 April 30, 2003                                   -              -              -        (1,231,620)
                                           ----------    -----------    -----------     -----------

Balance, April 30, 2003                     3,428,571          3,429        903,772      (1,574,165)

Common stock issued in conversion
 of debt at from $0.15 to $0.21 per
 share, March 2004                          6,571,429          6,571      1,182,744             -

Recapitalization of Lottery Network
 Services Limited through reverse
 merger with Residential Resales, Inc.      1,000,000          1,000        (55,663)            -

Common stock issued for services at
 $0.15 per share, March 2004                  167,143            167         24,904             -

Net loss for the year ended
 April 30, 2004                                   -              -              -        (1,534,033)
                                           ----------    -----------    -----------     -----------
Balance, April 30, 2004                    11,167,143    $    11,167    $ 2,055,757     $(3,108,198)
                                           ==========    ===========    ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                         For the Years Ended       From Inception
                                                              April 30,           on July 11, 2000
                                                    ---------------------------   through April 30,
                                                        2004            2003            2004
                                                    -----------     -----------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                        $(1,534,033)    $(1,231,620)    $(3,108,198)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation expense                                1,642           3,448           5,090
      Gain on sale of property and equipment             (2,153)            -            (2,153)
      Common stock issued for services                   25,071         552,000         577,071
    Change in operating assets and liabilities:
      Accounts payable and accrued expenses              48,368          30,431          82,211
      Deferred Compansation                             110,500             -           110,500
      Due to related parties                             75,393          42,314         153,495
                                                    -----------     -----------     -----------

      Net Cash Used by Operating Activities          (1,275,212)       (603,427)     (2,181,984)
                                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                 (22,025)        (17,950)        (39,975)
    Proceeds from sale of property and equipment         16,655             -            16,655
                                                    -----------     -----------     -----------

      Net Cash Used by Investing Activities              (5,370)        (17,950)        (23,320)
                                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Bank overdraft                                           49         (23,345)             49
    Proceeds from issuance of common stock                  -           150,000         250,000
    Capital contributed by shareholders                     -            67,600          67,600
    Proceeds from issuance of notes payable                 -            17,950          17,950
    Proceeds from issuance of notes
     payable, related parties                         1,448,607         430,100       2,058,707
    Payments on notes payable                           (14,787)         (3,163)        (17,950)
                                                    -----------     -----------     -----------

      Net Cash Provided by Financing Activities       1,433,869         639,142       2,376,356
                                                    -----------     -----------     -----------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   153,287          17,765         171,052

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                     17,765             -               -
                                                    -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $   171,052     $    17,765     $   171,052
                                                    ===========     ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                       For the Years Ended         From Inception
                                                            April 30,             on July 11, 2000
                                                   ---------------------------    through April 30,
                                                      2004             2003             2004
                                                   ----------       ----------    -----------------

SUPPLEMENTAL DISCLOSURES:

    Cash paid for interest                         $    2,035       $      572       $    2,607
    Cash paid for income taxes                     $      -         $      -         $      -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services               $   25,071       $  552,000       $  577,071
    Common stock issued for note payable           $1,189,315       $   37,600       $1,226,915

       The accompanying notes are an integral part of these consolidated financial statements.

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

              New Media Lottery Services, Inc. (formerly Residential Resales,
              Inc.) (the "Company") was organized under the laws of the State of
              Florida on June 29, 1998. The Company was originally organized to provide media consulting services. The Company has no revenues to date and as a result is considered a development stage company.
              The Company's headquarters is currently located in Harrisonburg,
              Virginia.

              On June 17, 2004, the Company changed its State of Incorporation from Florida to Virginia with authorized common stock of
              50,000,000 shares with par value of $0.001 per share. All
              references to shares issued and outstanding in the consolidated financial statements have been retroactively restated to reflect the effects of this change in capital structure.

              On March 18, 2004, the Company reorganized by entering into a stock purchase agreement with Lottery Network Services Limited
              ("LNS") whereby the Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding common stock of LNS.
              Immediately prior to executing the stock purchase agreement the
              Company had 1,000,000 shares of common stock issued and
              outstanding. The reorganization was accounted for as a
              recapitalization of LNS because the shareholders of LNS controlled the Company immediately after the acquisition. Therefore, LNS is treated as the acquiring entity. Accordingly there was no
              adjustment to the carrying value of the assets or liabilities of
              LNS. The Company is the acquiring entity for legal purposes and
              LNS is the surviving entity for accounting purposes.

              Lottery Network Services Limited was organized under the laws of the Republic of Ireland on July 11, 2000 for the purpose of designing, building, implementing, managing, hosting and
              supporting internet and wireless based lottery programs.

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

              a.  Accounting Method

              The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected an April 30
              year-end.

              b.  Cash and Cash Equivalents

              Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c. Use of Estimates in the Preparation of Consolidated Financial
                 Statements

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              d.  Property and Equipment

              Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

                    Asset Class                                  Life               2004                2003
                    -----------                               ---------     ------------------  ------------------

                    Vehicles                                  5 Years       $                -  $           17,950
                    Computer Equipment                        3 Years                   22,025                   -
                    Less - Accumulated Depreciation                                     (1,642)             (3,448)
                                                                            ------------------  ------------------
                         Net Property and Equipment                         $           20,383  $           14,502
                                                                            ==================  ==================

              Depreciation expense for the years ended April 30, 2004 and 2003 was $1,642 and $3,448, respectively.

              e. Basic Net Loss per Share of Common Stock

              In accordance with Financial Accounting Standards No. 128,
              "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of April 30, 2004 and 2003.

              f. Recent Accounting Pronouncements

              In April 2002, the Financial Accounting Standards Board issued
              Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements
              Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS
              145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS
              145 and will not present losses on early retirements of debt as an extraordinary item.

              In June 2002, the Financial Accounting Standards Board issued
              Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated
              with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

              In November 2002, the Financial Accounting Standards Board issued
              FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and
              Disclosure Requirements for Guarantees,

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f. Recent Accounting Pronouncements (Continued)

              Including Indirect Guarantees of Indebtedness of Others." This
              interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a
              guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At April 30, 2004 and 2003, the Company does not have any outstanding guarantees and
              accordingly does not expect the adoption of FIN 45 to have any impact on their financial position, results of operations or cash flows.

              g. Income Taxes

              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109,
              "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full
              allowance against deferred tax assets was provided as of April 30,
              2004.

              At April 30, 2004, the Company had net operating loss
              carryforwards of approximately $2,400,000 that may be offset against future taxable income through 2024. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of
              1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

              h. Reclassifications

              Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

              i. Checks Written in Excess of Cash in Bank

              Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the
              Company's account. These overdrafts are included as a current liability in the balance sheets.

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j. Principles of Consolidation

              The consolidated financial statements include the accounts of New
              Media Lottery Services, Inc. and its wholly-owned subsidiary
              Lottery Network Services Limited. All significant intercompany accounts and transactions have been eliminated in the
              consolidation.

              k. Different Fiscal Periods

              The Company's subsidiary, Lottery Network Services Limited, recognizes its income and expenses based on the accrual method of accounting and has elected a March 31 year-end whereas New Media
              Lottery Services, Inc. (parent) has elected and reports on an
              April 30 year-end. The consolidated financial statements are prepared using each entities fiscal period. There are no
              significant intervening events which materially affect the consolidated financial position or consolidated results of operations which would be required to be disclosed.

NOTE 3 -      RELATED PARTY TRANSACTIONS

              The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the
              Company's business. The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company's common stock or have provided the necessary operating capital to continue pursuing its business.

              In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

              Virginia Technology Incubator

              The Company leases office space and rents IT facilities from
              Virginia Technology Incubator (VTI). Some of the Company's major shareholders are the majority owners of VTI. The Company paid VTI in the amount of $45,000 and $12,146 during the years ended April
              30, 2004 and 2003, respectively. The Company does not owe VTI any monies at April 30, 2004 or 2003.

              Pixel Furnace Studios

              The Company contracts with Pixel Furnace Studios (PFS) for computer programming services. Some of the Company's major shareholders are the majority owners of PFS. The Company paid PFS
              $297,159 and $49,700 during the years ended April 30, 2004 and
              2003, respectively. The Company does not owe PFS any monies at
              April 30, 2004 or 2003.

              TreasureTrivia.com

              The Company contracts with TreasureTrivia.com (TTC) for computer programming services. Some of the Company's major shareholders are the majority owners of PFS. The Company paid TTC $137,695 and
              $280,800 during the years ended April 30, 2004 and 2003,
              respectively. The Company does not owe TTC any monies at April 30,
              2004 or 2003.

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 3 -      RELATED PARTY TRANSACTIONS (Continued)

              Miller & Earle
              The Company utilizes the services of a law firm where one of the partners is a major shareholder and officer of the Company. The
              Company owed Miller & Earle $151,496 and $71,803 at April 30, 2004 and 2003, respectively.

              Virginia Business Planning and Investments
              The Company has used the services of Virginia Business Planning and Investments (VBP) for consulting services or operating capital. Some of the Company's major shareholders are the majority owners of VBP. The Company owed VBP $2,000 and $4,000 at April 30,
              2004 and 2003, respectively.

              Mapleleafs Investments
              The Company has used the services of Mapleleafs Investments (MLF)
              for consulting services or operating capital. Some of the
              Company's major shareholders are the majority owners of MLF. The
              Company owed MLF $-0- and $2,300 at April 30, 2004 and 2003, respectively.

NOTE 4 -      NOTES PAYABLE

              Notes payable consists of a note issued for the purchase of an automobile in the original amount of $17,950. This note was paid off during the fiscal year ended 2004 when the automobile was sold. The balance at April 30, 2003 was $14,787.

NOTE 5 -      NOTES PAYABLE - RELATED PARTIES

              The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the
              Company has considerable notes payable due to related parties consisting of the following:

                                                                                   April 30,           April 30,
                                                                                     2004               2003
                                                                            ------------------  ------------------

              Note payable to an individual, interest at prime
               plus 2%, due on demand, unsecured                            $          146,040  $          472,500

              Note payable to an individual, interest at prime
               plus 2%, due on demand, unsecured                                       337,026              75,000

              Note payable to an individual, non-interest
               bearing, due on demand, unsecured                                        25,000                   -

              Note payable to an individual, interest at prime
               plus 2%, due on demand, unsecured,                                      348,726                   -
                                                                            ------------------  ------------------

              Total Notes Payable                                                      831,792             572,500
              Less: Current Portion                                                    (831,792)          (572,500)
                                                                            ------------------- ------------------

              Long-Term Notes Payable                                       $                 - $                -
                                                                            =================== ==================

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 6 -      EQUITY TRANSACTIONS

              Effective July 2000, the Company issued 28,571 shares of common stock to the incorporators of the Company for $1.

              Effective March 2002, the Company sold 28,571 shares of its common stock to a company for cash of $100,000. Shortly thereafter in May
              2002, the Company sold an additional 42,857 shares of its common stock to the same company for cash of $150,000.

              Effective May 2002, the Company issued 3,154,286 shares of its common stock for various services rendered valued at $0.18 per share.

              Effective May 2002, the Company issued 174,286 shares of its common stock to convert a related party loan in the amount of
              $37,600.

              Effective March 2004, the Company issued 6,571,429 shares of its common stock to convert notes payable - related party in the amount of $1,189,315.

              Effective March 2004, the Company issued 167,143 shares of its common stock for services rendered in the amount of $25,071.

NOTE 7 -      FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107 (SFAS 107),
              "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the
              Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

              The carrying amount of cash equivalents and accounts payable approximate fair value due to their short-term nature.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Operating Leases
              At April 30, 2004 and 2003, the Company was obligated under an agreement with a related party (see Note 3) for the lease of its office space for a monthly payment of $3,000. Subsequent to the year ended April 30, 2004, the Company renegotiated the terms of the agreement to rent the space on a month-to-month basis. In connection with this agreement we also rent IT facilities from this company for $1,000 per month.

              At April 30, 2004, the Company was obligated under an agreement to lease office space for the development of its gaming software in
              Alberta, Canada. This lease payment averages $2,512 per month and expires December 31, 2004.

                 NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
                      (Formerly Residential Resales, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

              Compensation Agreements
              The company has verbal compensation agreements with two key management personnel in the amounts of $144,000 and $168,000 per year. At April 30, 2004, the Company has deferred a total of
              $110,500 of this compensation. The terms of these agreements are open and are subject to change or revocation.

NOTE 9 -      GOING CONCERN CONSIDERATIONS

              As reported in the consolidated financial statements, the Company has incurred losses of approximately $3,100,000 from inception of the Company through April 30, 2004. The Company's stockholders'
              deficit at April 30, 2004 was $1,041,274 and its current
              liabilities exceeded its current assets by the same amount.
              Management's plans to address and alleviate these concerns are as follows:

              The Company's management has developed a strategy of exploring all options available to it so that it can develop successful
              operations. As a part of this plan, management is currently striving to expand its player base and is in negotiations with key players. In addition, management is working with an investment banking firm in order to raise additional operating capital. In the meantime, key shareholders of the Company have committed to the continued funding of the Company via loans, equity and contributed capital.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2004                            By: /s/  John T. Carson
                                                       -------------------
                                                   Name:  John T. Carson
                                                   Title: President

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

------------------------------------------- ---------------------------------------------------- ---------------------
         Person                                   Capacity                                       Date

------------------------------------------- ---------------------------------------------------- ---------------------

/s/  John T. Carson                               President and Director                         August 10, 2004
-------------------
John T. Carson
------------------------------------------- ---------------------------------------------------- ---------------------
/s/ Randolph H. Brownell, III                     Chief Operating Officer, Chief Financial       August 10, 2004
-----------------------------                     Officer and Director
Randolph H. Brownell, III

------------------------------------------- ---------------------------------------------------- ---------------------
/s/ Sterling Herbst                               Treasurer and Director                         August 10, 2004
--------------------
Sterling Herbst

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Joseph Dresner                                Director                                       August 10, 2004
-------------------
Joseph Dresner
------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Milton Dresner                                Director                                       August 10, 2004
--------------------
Milton Dresner
------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Frederick Winters                             Director                                       August 10, 2004
---------------------
Frederick Winters
------------------------------------------- ---------------------------------------------------- ---------------------