Form 10KSB/A
period 2004-06-30
New Media Lottery Services Inc
filed 2004-08-16
CIK 1172635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    For the fiscal year ended April 30, 2004

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [X] No

This Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended
April 30, 2004 is being filed by the Registrant in order to include exhibits
31.1, 31.2, 32.1 and 32.2.

                                       2

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

----------------------- --------------------------------------------------------------------------------------------
        Exhibit No.                                                 Exhibit Title
        -----------                                                 -------------
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

----------------------- --------------------------------------------------------------------------------------------
           2.2^                        Agreement and Plan of Merger dated June 14, 2004 by and between  New
                                       Media Lottery Services, Inc. and Residential Resales, Inc.

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
            14^                        Code of Ethics

----------------------- --------------------------------------------------------------------------------------------
           16 #                        Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.

----------------------- --------------------------------------------------------------------------------------------
           31.1^                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------- --------------------------------------------------------------------------------------------
           31.2^                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------- --------------------------------------------------------------------------------------------
           32.1^                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------- --------------------------------------------------------------------------------------------

                                       3

           32.1^                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------- --------------------------------------------------------------------------------------------

* Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.

^ Previously filed with Information Statement pursuant to Rule 14C of the
Securities Exchange Act of 1934 dated June 9, 2004.

# Previously filed with Current Report on Amendment No. 1 to Form 8-K dated
March 31, 2004 as filed with the Securities and Exchange Commission on April 8,
2004.

^ Filed herewith

                                        4

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 2004                          By: /s/  John T. Carson
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

------------------------------------------- ---------------------------------------------------- ---------------------
         Person                                   Capacity                                       Date
         ------                                   --------                                       ----

------------------------------------------- ---------------------------------------------------- ---------------------

/s/  John T. Carson                               President and Director                         August 16, 2004
-------------------
John T. Carson

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Randolph H. Brownell, III                     Chief Operating Officer, Chief Financial       August 16, 2004
-----------------------------
Randolph H. Brownell, III                         Officer and Director

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Sterling Herbst                               Treasurer and Director                         August 16, 2004
--------------------
Sterling Herbst

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Joseph Dresner                                Director                                       August 16, 2004
-------------------
Joseph Dresner

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Milton Dresner                                Director                                       August 16, 2004
--------------------
Milton Dresner

------------------------------------------- ---------------------------------------------------- ---------------------

/s/ Frederick Winters                             Director                                       August 16, 2004
---------------------
Frederick Winters

------------------------------------------- ---------------------------------------------------- ---------------------