Form 10QSB
period 2004-07-31
New Media Lottery Services Inc
filed 2004-09-14
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 000-49884

NEW MEDIA LOTTERY SERVICES, INC.
(Exact name of small business issuer
as specified in its charter)

Virginia	87-0705063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Technology Drive, Harrisonburg, Virginia 22802
(Address of principal executive offices)

(540) 437-1688
(Issuer's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 10, 2004 there were 11,167,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	July 31, 2004	April 30, 2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,523	$171,052
Total Current Assets	4,523	171,052
PROPERTY AND EQUIPMENT, NET	20,626	20,383
TOTAL ASSETS	$25,149	$191,435
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$17,679	$49
Accounts payable and accrued expenses	89,057	136,872
Deferred compensation	110,500	110,500
Due to related parties	201,573	153,496
Notes payable	—	—
Notes payable — related parties	1,103,931	831,792
Total Current Liabilities	1,522,740	1,232,709
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 11,167,143 shares issued and outstanding	11,167	11,167
Additional paid-in capital	2,055,757	2,055,757
Accumulated deficit	(3,564,515)	(3,108,198)
Total Stockholders' Deficit	(1,497,591)	(1,041,274)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,149	$191,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended July 31,		From Inception on July 11, 2000 through July 31, 2004
	2004	2003
NET REVENUES	$—	$—	$—
OPERATING EXPENSES
Depreciation expense	1,847	—	6,937
General and administrative	69,998	3,232	458,232
Management fees	—	—	531,688
Professional fees	173,287	—	1,256,080
Programming fees	132,685	—	1,006,989
Rent expense	12,000	—	99,295
Website expense	52,429	—	167,610
Total Operating Expenses	442,246	3,232	3,526,831
LOSS FROM OPERATIONS	(442,246)	(3,232)	(3,526,831)
OTHER INCOME (EXPENSES)
Gain on sale of property and equipment	—	—	2,153
Interest expense	(14,071)	—	(39,837)
Total Other Income (Expenses)	(14,071)	—	(37,684)
NET LOSS BEFORE INCOME TAXES	(456,317)	(3,232)	(3,564,515)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(456,317)	$(3,232)	$(3,564,515)
BASIC NET LOSS PER SHARE	$(0.04)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,167,143	3,428,571

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended July 31,		From Inception on July 11, 2000 through July 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(456,317)	$(3,232)	$(3,564,515)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,847	—	6,937
Gain on sale of property and equipment	—	—	(2,153)
Common stock issued for services	—	—	577,071
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(47,815)	3,162	34,396
Deferred Compansation	—	—	110,500
Due to related parties	48,077	—	201,572
Net Cash Used by Operating Activities	(454,208)	(70)	(2,636,192)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,090)	—	(42,065)
Proceeds from sale of property and equipment	—	—	16,655
Net Cash Used by Investing Activities	(2,090)	—	(25,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	17,630	—	17,679
Proceeds from issuance of common stock	—	—	250,000
Capital contributed by shareholders	—	—	67,600
Proceeds from issuance of notes payable	—	—	17,950
Proceeds from issuance of notes payable, related parties	272,139	—	2,330,846
Payments on notes payable	—	—	(17,950)
Net Cash Provided by Financing Activities	289,769	—	2,666,125
NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,529)	(70)	4,523
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	171,052	184	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,523	$114	$4,523
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—	$2,607
Cash paid for income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$577,071
Common stock issued for note payable	$—	$—	$1,226,915

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its April 30, 2004 Annual Report on Form 10-KSB. Operating results for the three-months ended July 31, 2004 are not necessarily indicative of the results to be expected for year ending April 30, 2005.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended April 30, 2004, the Company has incurred operating losses of approximately $3,100,000 from inception of the Company through April 30, 2004. The Company's stockholders' deficit at April 30, 2004 was $1,041,274 and its current liabilities exceeded its current assets by the same amount. Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2004 of approximately $456,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 - MATERIAL EVENTS

During the three months ended July 31, 2004, the Company received a total of $272,139 proceeds from notes payable issued to related parties. These notes are due on demand and bear interest at Prime + 2% per annum.

Item 2.    Management's Discussion or Plan of Operation.

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

Since our inception, we have not generated any revenues and have conducted only limited operations consisting of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	implementing the technical, operational, design, marketing and sale of lottery products;

•	the construction of a software platform that supports our operations; and

•	a soft launch of our software on behalf of two clients.

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

We expect to generate revenues from:

•	a percentage of the lottery proceeds received by our clients, and;

•	co-promotions with large, well-known local companies whose names will be attached to specific games.

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

We believe that we have developed a business plan that will allow us to capitalize on our early entry in the sphere of new media gaming. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating possibility and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

•	Implement the entire range of activities for our existing clients. The first step in our course to profitability is to activate all aspects of lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. To date, we have "soft" launched lotteries for two clients prior to a large scale "rollout" to confirm the efficacy of our software and attract an initial player base. We will require funding to market the lottery on a larger scale to achieve positive cash flow.

•	Complete the roll-out of our Gelotto Internet portal featuring our clients' lotteries. Each of the sites we develop and implement for our clients includes a link to our Gelotto Internet portal which features our other clients' lottery Web sites. People purchasing lottery products through one of our client's Web sites are made aware that our other clients offer similar gaming sites and are given the opportunity to link to our Internet portal. Our Gelotto portal provides links to and allows player to gain access to our other client's Web sites. Our Gelotto Internet portal currently has links to Web sites operated by our English and Irish lottery clients. We will seek to create links to all of our clients' Web sites through our Gelotto Internet portal, subject to local gaming laws and regulations. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of

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

•	Aggressively pursue new clients. We believe that our organization will benefit from the economies of scale derived by increasing our client base both because we will be able to capitalize costs incurred in connection with the development of our platform software and new media games over a larger number of clients but also because a larger client base potentially signifies larger prizes which will result in more players and more revenues to both the client and us.

•	Enter into new gaming markets by developing new games. Industry analysis indicates that gaming types beyond lotteries, such as casino, bingo and fixed odds betting, are a number of times larger than the lottery sales and growing more quickly. We will seek to develop and launch the new games over new media devices to attract people who do not typically play the lottery but who may have interest in other games of chance and as a compliment our lottery offerings. Specifically, we intend to add a bingo component to our lottery site and develop a video lottery game. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

Our ability to undertake and complete any of the foregoing activities is predicated on having requisite capital. In addition, we will require capital to continue developing games, further develop our Gelotto Web site and market our products, as well as for general and administrative expenses incurred in the ordinary course of business. It is unlikely that revenues from operations now or in the near future will be sufficient to support the development and implementation of these activities and that we will have to rely on outside funding to enact the full range of planned activities. Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. These loans are payable on demand with interest calculated at a rate per annum equal to 2% above the prime rate charged by Citibank and will include an as yet to be determined number of warrants to purchase shares of our common stock. We believe that the extent of our success in the future will be dependent in large part on our ability to make our proposed Internet portal available to a wide range of clients and potential players.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our lack of revenues, future capital needs, uncertainty of capital funding, acceptance of our product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since the date of our evaluation to the filing date of this quarterly report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2004, the Company sold the following securities:

On July 29, 2004, the Company issued an aggregate of 167,143 shares of common stock to two consultants in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. We valued the common stock issued at a price of $0.15 per share.

(d)	None.

(e)	None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Exhibit Title
2.1*	Share Exchange Agreement dated March 19, 2004 by and among the Registrant and Lottery Network Services Ltd.
2.2>	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.
10.1*	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.
10.2*	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.
10.3*	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.
10.4*	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.

Exhibit No.	Exhibit Title
10.5*	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation
10.6*	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.
14+	Code of Ethics
16#	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.

>	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.

#	Previously filed with Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.

+	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.

†	Filed herewith.

(b)	Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 13, 2004	By: /s/ John T. Carson John T. Carson President

By: /s/ Randolph H. Brownell, III Chief Operating Officer and Chief Financial Officer