Form 10QSB
period 2004-10-31
New Media Lottery Services Inc
filed 2004-12-14
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2004

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 14, 2004 there were 11,167,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes       No

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	October 31, 2004	April 30, 2004
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$31,992	$171,052
Total Current Assets	31,992	171,052
PROPERTY AND EQUIPMENT, NET	22,892	20,383
TOTAL ASSETS	$54,884	$191,435

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$—	$49
Accounts payable and accrued expenses	53,768	136,872
Deferred compensation	166,500	110,500
Due to related parties	260,982	153,496
Notes payable	—	—
Notes payable—related parties	1,432,931	831,792
Total Current Liabilities	1,914,181	1,232,709
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 11,167,143 shares issued and outstanding	11,167	11,167
Additional paid-in capital	2,055,757	2,055,757
Accumulated deficit	(3,926,221)	(3,108,198)
Total Stockholders' Deficit	(1,859,297)	(1,041,274)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,884	$191,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,		From Inception on July 11, 2000 through October 31, 2004
	2004	2003	2004	2003
NET REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Depreciation expense	2,011	—	3,858	—	8,948
General and administrative	11,735	1,334	81,733	4,566	469,967
Management fees	99,000	—	99,000	—	630,688
Professional fees	85,185	—	258,472	—	1,341,265
Programming fees	90,415	—	223,100	—	1,097,404
Rent expense	9,000	—	21,000	—	108,295
Website expense	26,636	—	79,065	—	194,246
Total Operating Expenses	323,982	1,334	766,228	4,566	3,850,813
LOSS FROM OPERATIONS	(323,982)	(1,334)	(766,228)	(4,566)	(3,850,813)
OTHER INCOME (EXPENSES)
Gain on sale of property and equipment	—	—	—	—	2,153
Interest expense	(37,724)	—	(51,795)	—	(77,561)
Total Other Income (Expenses)	(37,724)	—	(51,795)	—	(75,408)
NET LOSS BEFORE INCOME TAXES	(361,706)	(1,334)	(818,023)	(4,566)	(3,926,221)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(361,706)	$(1,334)	$(818,023)	$(4,566)	$(3,926,221)
BASIC NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.07)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,167,143	3,000,000	11,167,143	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended October 31,		From Inception on July 11, 2000 through October 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(818,023)	$(4,566)	$(3,926,221)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	3,858	—	8,948
Gain on sale of property and equipment	—	—	(2,153)
Common stock issued for services	—	—	577,071
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(32,135)	900	50,076
Deferred Compansation	56,000	—	166,500
Due to related parties	56,517	—	210,012
Net Cash Used by Operating Activities	(733,783)	(3,666)	(2,915,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,367)	—	(46,342)
Proceeds from sale of property and equipment	—	—	16,655
Net Cash Used by Investing Activities	(6,367)	—	(29,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(49)	—	—
Proceeds from issuance of common stock	—	—	250,000
Capital contributed by shareholders	—	—	67,600
Proceeds from issuance of notes payable	—	—	17,950
Proceeds from issuance of notes payable, related parties	601,139	3,506	2,659,846
Payments on notes payable	—	—	(17,950)
Net Cash Provided by Financing Activities	601,090	3,506	2,977,446
NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,060)	(160)	31,992
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	171,052	184	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,992	$24	$31,992
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—	$2,607
Cash paid for income taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$577,071
Common stock issued for note payable	$—	$—	$1,226,915

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its April 30, 2004 Annual Report on Form 10-KSB. Operating results for the six-months ended October 31, 2004 are not necessarily indicative of the results to be expected for year ending April 30, 2005.

NOTE 2—GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended April 30, 2004, the Company has incurred operating losses of approximately $3,100,000 from inception of the Company through April 30, 2004. The Company's stockholders' deficit at April 30, 2004 was $1,041,274 and its current liabilities exceeded its current assets by the same amount. Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2004 of approximately $820,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 3—MATERIAL EVENTS

During the six months ended October 31, 2004, the Company received a total of $601,139 proceeds from notes payable issued to related parties. These notes are due on demand, bear interest at Prime + 2% per annum, and will include an as yet to be determined number of warrants to purchase shares of common stock.

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

Our ability to realize our full revenue generating potential is constrained by our lack of funding. We require significant financial resources to execute all of the aspects of our business plan. At a minimum, we require capital to roll-out the full range of gaming activities for lotteries we currently operate in Great Britain and Ireland, from which we believe we can generate revenues to support our ongoing operations and allow us to build our business, though more slowly than we otherwise could if we had sufficient capital available to us dedicated for that purpose.

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

We believe that we have the opportunity to fill a market niche that is not fully serviced by the large, multinational corporations that design, implement and operate government sponsored lotteries world-wide and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources, we consider this segment of the market to be supported by only a few known companies and that neither the charity lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being the first company, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a)	None.

(b)	None.

(c)	During the three months ended October 31, 2004, the Company sold no securities.

(d)	None.

(e)	None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Exhibit Title
2.1*	Share Exchange Agreement dated March 19, 2004 by and among the Registrant and Lottery Network Services Ltd.
2.2>	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.
10.1*	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.
10.2*	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.
10.3*	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.
10.4*	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.
10.5*	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.
10.6*	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.

Exhibit No.	Exhibit Title
14+	Code of Ethics.
16#	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2†	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.

>	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.

#	Previously filed with Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.

+	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.

†	Filed herewith.

(b)	Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 14, 2004

By: /s/ John T. Carson

John T. Carson President

By: /s/ Randolph H. Brownell, III

Chief Operating Officer and Chief Financial Officer