Form 10QSB
period 2005-01-31
New Media Lottery Services Inc
filed 2005-03-21
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-49884

NEW MEDIA LOTTERY SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0705063 (I.R.S. Employer Identification No.)

370 Neff Avenue - Suite L, Harrisonburg, Virginia 2801
(Address of principal executive offices)

(540) 437-1688
(Issuer's telephone number)

1400 Technology Drive, Harrisonburg, VA 22802
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 18, 2005 there were 11,167,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	January 31,	April 30,
	2005	2004
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$85,807	$171,052
Other current assets	2,610	-

Total Current Assets	88,417	171,052

PROPERTY AND EQUIPMENT, NET	30,382	20,383

TOTAL ASSETS	$118,799	$191,435
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$-	$49
Accounts payable and accrued expenses	89,356	136,872
Deferred compensation	182,500	110,500
Due to related parties	247,982	153,496
Notes payable - related parties	1,775,430	831,792

Total Current Liabilities	2,295,268	1,232,709

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 11,167,143 shares issued and outstanding	11,167	11,167
Additional paid-in capital	2,055,757	2,055,757
Accumulated deficit	(4,244,722)	(3,108,198)
Foreign currency translation adjustment	1,329	-

Total Stockholders' Deficit	(2,176,470)	(1,041,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$118,799	$191,435

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		on July 11, 2000
	January 31,		January 31,		through
	2005	2004	2005	2004	January 31, 2005
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	4,549	-	8,407	-	13,496
General and administrative	53,439	962	135,172	5,528	523,406
Management fees	74,500	-	173,500	-	705,188
Professional fees	56,831	-	315,303	-	1,398,096
Programming fees	76,786	-	299,886	-	1,174,190
Rent expense	26,563	-	47,563	-	134,858
Website expense	328	-	79,393	-	194,574

Total Operating Expenses	292,995	962	1,059,223	5,528	4,143,807

LOSS FROM OPERATIONS	(292,995)	(962)	(1,059,223)	(5,528)	(4,143,807)

OTHER INCOME (EXPENSES)

Gain on sale of property and equipment	-	-	-	-	2,153
Interest expense	(25,507)	-	(77,302)	-	(103,068)

Total Other Income (Expenses)	(25,507)	-	(77,302)	-	(100,915)

NET LOSS BEFORE INCOME TAXES	(318,502)	(962)	(1,136,525)	(5,528)	(4,244,722)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(318,502)	$(962)	$(1,136,525)	$(5,528)	$(4,244,722)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,167,143	3,000,000	11,167,143	3,000,000

OTHER COMPREHENSIVE INCOME

NET LOSS	$(318,502)	$(962)	$(1,136,525)	$(5,528)	$(4,244,722)

Foreign currency translation adjustment	1,329	-	1,329	-	1,329

COMPREHENSIVE LOSS	$(317,173)	$(962)	$(1,135,196)	$(5,528)	$(4,243,393)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			From Inception
	For the Nine Months Ended		on July 11, 2000
	January 31,		through
	2005	2004	January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,136,525)	$(5,528)	$(4,244,722)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	8,398	-	13,488
Gain on sale of property and equipment	-	-	(2,153)
Common stock issued for services	-	-	577,071
Change in operating assets and liabilities:
Other assets	(2,610)	-	(2,610)
Accounts payable and accrued expenses	3,454	-	85,665
Deferred Compansation	72,000	-	182,500
Due to related parties	44,846	-	197,012

Net Cash Used by Operating Activities	(1,010,437)	(5,528)	(3,192,420)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(18,397)	-	(58,372)
Proceeds from sale of property and equipment	-	-	16,655

Net Cash Used by Investing Activities	(18,397)	-	(41,717)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	(49)	-	-
Proceeds from issuance of common stock	-	-	250,000
Capital contributed by shareholders	-	-	67,600
Proceeds from issuance of notes payable	-	-	17,950
Proceeds from issuance of notes
payable, related parties	943,638	5,344	3,002,345
Payments on notes payable	-	-	(17,950)

Net Cash Provided by Financing Activities	943,589	5,344	3,319,945

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(85,245)	(184)	85,807

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	171,052	184	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$85,807	$-	$85,807

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$2,607
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$577,071
Common stock issued for note payable	$-	$-	$1,226,915

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARY
(Formerly Residential Resales, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2004 Annual Report on Form 10-KSB. Operating results for the nine-months ended January 31, 2005 are not necessarily indicative of the results to be expected for year ending April 30, 2005.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended April 30, 2004, the Company has incurred operating losses of approximately $3,100,000 from inception of the Company through April 30, 2004. The Company’s stockholders’ deficit at April 30, 2004 was $1,041,274 and its current liabilities exceeded its current assets by the same amount. Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2005 of approximately $1,136,525. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management has developed a strategy of exploring all options available to it so that it can develop successful operations. As a part of this plan, management is currently striving to expand its player base and is in negotiations with key players. In addition, management is working with an investment banking firm in order to raise additional operating capital. In the meantime, key shareholders of the Company have committed to the continued funding of the Company via loans, equity and contributed capital.

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

NOTE 3 - MATERIAL EVENTS

During the nine months ended January 31, 2005, the Company received a total of $943,638 proceeds from notes payable issued to related parties. These notes are due on demand, bear interest at Prime + 2% per annum, and will include an as yet to be determined number of warrants to purchase shares of common stock.

Item 2. Management’s Discussion or Plan of Operation.

We design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We currently operate lottery systems for two customers, will launch a third lottery in Brazil in April and are party to contracts with three additional lotteries to provide services in the future. In addition, we have been retained as a consultant to provide gaming advice with respect to a project in Brazil. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales which is defined as sales less prizes.

Since our inception, we have not generated any revenues and have conducted only limited operations consisting of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	entering into agreements to provide wireless gaming products and Internet lottery expertise;

•	implementing the technical, operational, design, marketing and sale of lottery products;

•	the construction of a software platform that supports our operations; and

•	a soft launch of our software on behalf of two clients.

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

Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for other organizations. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous charities, while reducing the set-up time and organizational costs associated with establishing each charity’s Internet/wireless presence.

We expect to generate revenues from:

•	a percentage of the lottery proceeds received by our clients, and;

•	co-promotions with large, well-known local companies whose names will be attached to specific games.

We expect the preponderance of our revenues to derive from a percentage of the net lottery proceeds received by our clients. We believe that as prize amounts escalate, interest in a lottery increases which creates a cycle of growing prizes and more players. Accordingly, we will seek to implement comprehensive programs that offer games which broaden the base of players and increase prizes by maximizing the revenue generating potential of our client’s government sanctioned gaming opportunity. Critical factors which will bear on our clients’ and our realizing profitability are reducing the cost of acquiring customers and maximizing gross revenues generated per customer. Therefore, we will seek to increase awareness of and interest in our clients’ lotteries by developing games that will appeal to a younger adult audience who have incorporated new media devices into their daily routine. We believe that we can reach this audience relatively inexpensively because there will be a relatively small infrastructure required to maintain the Company, even when fully operational, and based upon the exciting games we offer coupled with the manner in which they are delivered and played (cell phones, PDA’s, and other wireless devices). We hope to develop a customer base that starts playing games at a young adult age and that these people become loyal customers who we can retain throughout their lifetime.

We believe that we have developed a business plan that will allow us to capitalize on our early entry in the sphere of new media gaming. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating possibility and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

•
Implement the entire range of activities for our existing clients. The first step in our course to profitability is to activate all aspects of lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. To date, we have “soft” launched lotteries for two clients prior to a large scale “rollout” to confirm the efficacy of our software and attract an initial player base. We will require funding to market the lottery on a larger scale to achieve positive cash flow.

•
Complete the roll-out of our Gelotto Internet portal featuring our clients’ lotteries. Each of the sites we develop and implement for our clients includes a link to our Gelotto Internet portal which features our other clients’ lottery Web sites. People purchasing lottery products through one of our client’s Web sites are made aware that our other clients offer similar gaming sites and are given the opportunity to link to our Internet portal. Our Gelotto portal provides links to and allows player to gain access to our other client’s Web sites. Our Gelotto Internet portal currently has links to Web sites operated by our English and Irish lottery clients. We will seek to create links to all of our clients’ Web sites through our Gelotto Internet portal, subject to local gaming laws and regulations. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of increasing prize amounts, building a player base and serving as the basis for corporate promotions and banner advertising, (ii) lend credibility to our clients’ operations because of their association with a professionally managed organization which is trusted by lottery players world-wide, and (iii) help develop corporate brand recognition and loyalty. We expect that we can leverage the charity lottery concept to obtain discounts on advertising packages and merchandise prize awards. We anticipate offering co-op games that are “sponsored” by various corporations in return for advertisements on the lottery site. These programs can reduce operational and promotional costs. To the extent our Internet portal is restricted from realizing its full potential because of the laws of the jurisdictions in which our clients operate, our business and results of operations will be materially and negatively impacted.

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

Financing Activities During the Last Quarter.

We have not generated any revenues since our inception. We have been financing our operations through loans from our affiliates. During the last quarter, we borrowed an aggregate of $342,499 from Milton Dresner and Joseph Dresner, directors and principal shareholders of the Company. Since our inception, we have borrowed an aggregate of $3,020,295 to fund our operations.

Recent Developments.

On October 28, 2004, we entered into a Joint Venture Agreement with Latin America Gaming, Inc (LAG), of Sao Paulo, Brazil to launch an Internet based lottery sales site and to explore the possibility of delivering lottery product for sale on terminals in bingo halls throughout Brazil. LAG has been operating lotteries in the Brazilian market for several years and has been granted licenses to offer Internet lottery products in the Brazilian States of Para and Santa Catarina. Under the Joint Venture Agreement, we will provide the lottery systems and expertise for Internet lottery projects initiated in these states and LAG principally will be responsible for marketing efforts with respect to the Internet lotteries. As of the date hereof, we have developed lottery products in Portuguese which we can roll-out as needed. The joint venture company will focus initial marketing efforts on leveraging LAG’s existing gaming and lottery relationships. We anticipate providing additional marketing support for the Brazilian operations in May 2005. Management expects the joint venture company to be organized in Brazil in April 2005 and to commence offering Internet lottery product sales on behalf of the Para State lottery during that month. We anticipate this venture will require additional financing to fund marketing efforts.

On December 7, 2004, we entered into an agreement with ROK Entertainment, a UK based provider of video content for mobile telephones, including proprietary wireless lottery and gaming content. Management believes that the companies’ technologies and product offerings are complimentary and that joint marketing efforts of these technologies and products will be beneficial to each party and attractive to clients. Under the agreement, the parties will utilize their respective relationships worldwide to promote and sell each others wireless lottery products for use on mobile phones and to support each other on specific projects in which each may become engaged individually or jointly. The companies have agreed to focus initially on a project being developed by ROK and its Chinese joint venture partner, the Beijing Municipal Government, to develop a wireless lottery on behalf of the China Welfare Lottery. The parties may have an opportunity to pursue additional wireless based lottery programs in China, and, at this time, are jointly presenting concepts for a lottery game Internet site to the National Sports Lottery Group. Management cannot predict when, if ever, the companies will launch a wireless lottery program in China.

On March 14, 2005, we entered into a three-year agreement to design and produce wireless gaming content for Inspired Broadcast Networks (“Inspired”). Inspired is Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces, with an installed base of more than 11,000 networked kiosk terminals. Inspired’s existing terminals are located in retail shops, such as convenience stores and pubs, and offer a variety of entertainment products, including amusement games that allow small prizes of up to 25 pounds. We will supply lottery games for use on the terminals which will allow for more significant prizes up to 150,000 pounds. Management expects that Inspired will commence offering the company’s games on its kiosk terminals by July 2005.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended January 31, 2005, the Company sold no securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6

3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	7
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	7

1. Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.

2. Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.

3. Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.

4. Previously filed with Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.

5. Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.

6. Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.

7. Filed herewith.

(b) Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         NEW MEDIA LOTTERY SERVICES, INC.

Date: March 18, 2005         By:  /s/ John T. Carson
 John T. Carson
 President

By: /s/ Randolph H. Brownell, III
       Chief Operating Officer and
       Chief Financial Officer