Form 10-K
period 2005-04-30
New Media Lottery Services Inc
filed 2005-07-29
CIK 1172635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number:

NEW MEDIA LOTTERY SERVICES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0705063 (I.R.S. Employer Identification No.)

370 Neff Ave, Suite L, Harrisonburg, Virginia	22801
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code:  (540) 437-1688

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

50,000,000 shares of Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,442,143 as of July 26, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

PART I

Item 1. Description of Business

Overview.

New Media Lottery Services, Inc. and its subsidiary (collectively, “NMLS”, “we”, “us”, “our”) design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We also design and distribute games for use on video lottery terminal and other electronic kiosks. We commenced providing services to clients in August 2003. We currently operate lottery systems for three customers and have entered into contracts with three additional lotteries to provide services in the future. With respect to our lottery operations, we enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales.

Development of Business.

The Company is a successor in interest to the lottery and gaming operations commenced by Lottery Network Services Ltd., a corporation organized under the laws of the Republic of Ireland on July 11, 2000 (“LNS”). Set forth below is a chronological progression of the manner in which the Company came to acquire its business:

• On March 19, 2004, the holders of 99.8% of the shares of capital stock of LNS exchanged their shares for an aggregate of 10 million shares of the common stock of Residential Resales, Inc. (“RRI”), a Florida corporation subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. In this transaction, each share of LNS capital stock was exchanged for 285.7143 shares of RRI’s common stock. In connection with this transaction, (i) the former shareholders of LNS acquired control of the Florida corporation and (ii) the officers and directors of the Florida corporation prior to the acquisition resigned and new officers and directors of said corporation were appointed by LNS.

•  On June 30, 2004, RRI merged with and into New Media Lottery Services, Inc. a corporation organized under the laws of the Commonwealth of Virginia, which succeeded to RRI’s reporting requirements under the Securities Exchange Act of 1934, as amended. Under the terms of the merger agreement, each outstanding share of the Florida corporation automatically was changed and converted into one share of the common stock of the Virginia corporation. All of the officers and directors of the Florida corporation were appointed to serve as the officers and directors of the Virginia corporation.
•  In August, 2004, the Virginia corporation acquired the remaining outstanding shares of the capital stock of the LNS (equal to .2% of LNS’s outstanding shares on the date of the acquisition of said shares by the Florida corporation).

•  In February 2005, the Virginia corporation merged with and into New Media Lottery Services, Inc. a corporation organized under the laws of the State of Delaware, which succeeded to the Virginia corporation’s reporting requirements under the Securities Exchange Act of 1934, as amended. Under the terms of the merger agreement, each outstanding share of the Virginia corporation automatically was changed and converted into one share of the common stock of the Delaware corporation. All of the officers and directors of the Virginia corporation were appointed to serve as the officers and directors of the Delaware corporation.

Overview of the Lottery Industry.

The discussion of and information relating to the lottery industry set forth below has been compiled by us or derived from independent sources which we believe to be reliable. We cannot assure you, however, that such statements are accurate. It has been management’s experience that there is less public information available concerning the international lottery industry than the lottery industry in the United States.

Lotteries are official, government authorized/licensed fundraising organizations that in many cases subcontract all or part of their lottery operation to professional lottery service providers. These providers supply technology, product, operations, marketing and administrative support. Published reports indicate that lotteries operate in over 150 domestic and foreign jurisdictions throughout the world and that as of June 2003 there were more than 400 lottery licenses issued world-wide. Some jurisdictions sanction or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable organizations (CLO’s). Many governments have authorized national lottery programs primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian. Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development. Many jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes.

Of the 400 plus lotteries world-wide, approximately 20% account for 85% of the estimated lottery sales volume of $159 billion (as officially reported). Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players. These lotteries are limited to selling instant tickets and preprinted lotto games offering top prizes of $50,000 - $100,000.

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

Our Opportunity.

We focus our marketing efforts on lotteries which are not serviced by professional lottery service providers, such as small national lotteries and lotteries operated by CLO’s.

Generally, the smaller government lotteries and CLO’s which constitue our target market are limited to offering traditional paper and instant ticket games. These games offer only small prizes and do not attract large audiences. Their operations have been constrained by personnel who lack operational experience, technological limitations and adequate funding. In the case of CLO’s, the causes they support, such as health care, environmental conservation and nationally sponsored athletic activities, generally enjoy wide public appeal that to some degree have been, and continue to be, funded by governments. However, financial pressure attributable to rising costs for social programs and poor global economic performance over the last several years have eroded the ability of national and local governments to fund these important social and public projects from revenues generated from taxes. Many national and local governments have sought to supplement funding for these essential programs through alternative means such as issue-specific lotteries. In many jurisdictions, governments have granted broad licenses to charitable organizations to operate lotteries to fund these important social programs.

Frequently, small government lotteries and CLO’s and the people who run them do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not even understand the full gaming opportunities available to them. Specifically, these operations do not possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players. These small organizations tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant. Moreover, in many of the geographic locations in which small government lotteries and CLO’s operate, lotteries target an older generation utilizing paper-based games. These entities require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization’s lottery.

We believe that small government lotteries and charitable lottery organizations are under-serviced. Large providers of lottery services and products have selectively overlooked this market because these clients do not yield the financial return which can be derived from servicing larger national and state run lotteries and do not warrant the significant capital investment required to implement and operate a traditional land-based lottery and the smaller lotteries and CLOs do not have the funding to implement the infrastructure necessary to build a competitive operation. We believe that our staff has the lottery experience, gaming know-how and technological expertise and presence necessary to attract, service and grow small to mid-size charitable lottery organizations.

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

Existing Clients

We currently manage lotteries for three clients and have contracts to manage lotteries with three other organizations. Unless otherwise noted, the discussion below relating to each agreement under which we have been retained to establish and operate a lottery assumes that the party with which we have contracted is a duly authorized licensee of the government to operate a lottery. The discussion below also assumes that we will be responsible generally for all manner of implementation and operation of the particular lottery, including that we will: (i) provide a variety of games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable laws.

In September 2001, we entered into an agreement with Rehab Net Games Limited (Rehab), an Irish corporation, as amended in January 2004 and further amended in April 2004, to develop, manage and operate lottery games for the Internet and wireless telephones within the Republic of Ireland for a period of 10 years. This agreement is subject to automatic extensions for five-year periods in the event that Rehab earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement. The agreement may be terminated by Rehab in the event that we fail to pay Rehab the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate. We completed implementation of the Internet portion of the lottery program in August 2003 and currently are managing and operating the lottery. Over the last year, we have expanded the product offerings, run test marketing and are prepared to roll-out the lottery on a full scale basis, including a marketing campaign when proper funding has been received.

Pursuant to an agreement dated December 17, 2001, we have established and currently operate and maintain lottery programs utilizing Internet technologies for Rehab Charities UK Limited. We commenced operation of the Rehab UK lottery in December 2003. We are responsible for all manner of operations of the Rehab UK lottery. We have concentrated on augmenting product offerings, running test marketing in contemplation of a commercial roll-out of the lottery. We have provided all funding to develop and implement the lottery for Rehab UK. Our agreement is for a term of five years.

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

We are party to an agreement dated December 7, 2001 with a lottery organization located in Russia, The Intellect Foundation, to establish and operate a lottery for this entity. The agreement provides for a ten-year term subject to extension in our sole discretion for two additional five-year terms. This lottery is not yet operating and we have not decided when to undertake development of the system. Management may consider alternative lottery contracts in Russia before moving forward.

On February 3, 2004, we entered into an agreement with Carnegie Cooke & Company Inc., an owner and operator of off-track betting sites and race tracks in Brazil, to provide consulting services with respect to the implementation of video lottery games at horse racing tracks in Brazil. Under the contract, we are obligated to (i) provide consulting services as to the types of games to be installed at these facilities; (ii) assist our client in obtaining government support with respect to the gaming program; (iii) prepare presentations and support documents which evidence the efficacy and success of similar programs within the US and the impact on horse racing, state lotteries and economic benefits; (iv) make presentations to government officials as required; and (v) otherwise assist our client in preparing business plans to develop and support their opportunity. In addition to consulting, we are discussing the possibility of introducing other gaming products in Brazil. In consideration for the services we will render, Carnegie Cooke & Company has agreed to issue to us an aggregate of 600,000 shares of its common stock issuable in four installments of 150,000 shares. As a result of a new JV in Brazil, NMLS management has chosen to end our relationship with Carnegie Cooke and has received 300,000 shares for the consulting services provided.

On October 28, 2004, we entered into a Joint Venture Agreement with Latin America Gaming, Inc (LAG), of Sao Paulo, Brazil to launch an Internet based lottery sales site and to explore the possibility of delivering lottery product for sale on terminals in bingo halls throughout Brazil. LAG has been operating lotteries in the Brazilian market for several years and has been granted licenses to offer Internet lottery products in the Brazilian States of Para and Santa Catarina. Under the Joint Venture Agreement, we will provide the lottery systems and expertise for Internet lottery projects initiated in these states and LAG principally will be responsible for marketing efforts with respect to the Internet lotteries. As of the date hereof, we have developed lottery products in Portuguese which we can roll-out as needed. The joint venture company will focus initial marketing efforts on leveraging LAG’s existing gaming and lottery relationships. We anticipate providing additional marketing support for the Brazilian operations in August 2005. Management expects the joint venture company to commence offering Internet lottery product sales on behalf of the Para State lottery in July 2005 We anticipate this venture will require additional financing to fund marketing efforts.

On December 7, 2004, we entered into an agreement with ROK Entertainment, a UK based provider of video content for mobile telephones, including proprietary wireless lottery and gaming content. Management believes that the companies’ technologies and product offerings are complimentary and that joint marketing efforts of these technologies and products will be beneficial to each party and attractive to clients. Under the agreement, the parties will utilize their respective relationships worldwide to promote and sell each others wireless lottery products for use on mobile phones and to support each other on specific projects in which each may become engaged individually or jointly. The companies have agreed to focus initially on a project being developed by ROK and its Chinese joint venture partner, the Beijing Municipal Government, to develop a wireless lottery on behalf of the China Welfare Lottery. The parties may have an opportunity to pursue additional wireless based lottery programs in China, and, at this time, are jointly presenting concepts for a lottery game Internet site to the National Sports Lottery Group. Management cannot predict when, if ever, the companies will launch an Internet lottery program in China.

On March 14, 2005, we entered into a three-year agreement to design and produce wireless gaming content for Inspired Broadcast Networks (“Inspired”). Inspired is Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces, with an installed base of more than 15,000 networked kiosk terminals. Inspired’s existing terminals are located in retail shops, such as convenience stores and pubs, and offer a variety of entertainment products, including amusement games that allow small prizes of up to 25 pounds. We will supply lottery games for use on the terminals which will allow for more significant prizes up to 150,000 pounds. Management expects that Inspired will commence offering the company’s games on its kiosk terminals by October 2005.

What We Do

We offer an integrated range of products and services to develop, build and host lotteries for charitable lottery organizations (CLO’s). We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

•  analyze our client’s operations and the gaming preferences of the indigenous population;

•  design, install, operate, host and maintain Internet based lottery systems that can support Internet games, wireless games, including cellular telephones and other wireless devices, and interactive TV games;

•  design and implement marketing programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and

•  design innovative games to attract new players and increase prize money.

A significant aspect of the value we add to our client’s operations derives from the credibility we contribute to the organization. Many CLO’s have operated as second tier lotteries within their host jurisdictions. An affiliation with our organization increases the CLO’s technological capabilities to operate a modern lottery program and to participate with shared technology proven and in use worldwide. The government greatly supports these organizations but is unable to financially support all of their needs so it gives them extremely valuable and broad gaming licenses. We show a CLO how to maximize the revenue generating potential of its government sanctioned gaming opportunity.

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

Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for other CLO’s. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous charities, while reducing the set-up time and organizational costs associated with establishing each charity’s Internet/wireless presence.

We expect the preponderance of our revenues to be derived from a percentage of the net lottery proceeds received by our clients. In order to maximize net lottery proceeds received by our clients, the lotteries we develop and implement for our clients must attract large numbers of players who make purchases. We believe that as prize amounts escalate, interest in a lottery increases which creates a cycle of growing prizes and more players. In order to generate interest in the family of lotteries we operate and attract players and grow prizes, each of our clients’ Web sites has a link to our Internet portal that provides links to our other clients’ gaming sites, essentially, a pass-through site. Our Internet portal currently offers links to our existing clients in England and Ireland because local gaming regulations permit such link. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of increasing prize amounts, building a player base and serving as the basis for corporate promotions and banner advertising, (ii) lend credibility to our clients’ operations because of their association with a professionally managed organization which is trusted by lottery players world-wide, and (iii) help develop corporate brand recognition and loyalty. We expect that we can leverage the charity lottery concept to obtain discounts on advertising packages and merchandise prize awards. We anticipate offering co-op games that are “sponsored” by various corporations in return for advertisements on the lottery site. These programs can reduce operational and promotional costs. To the extent our Internet portal is restricted from realizing its full potential because of the laws of the jurisdictions in which our clients operate, our business and results of operations will be materially and negatively impacted. Our ability to include links to the Web sites of our clients is dependent upon the gaming laws and regulations of the jurisdictions in which our clients are situated.

Products and Services

Once we are engaged by a CLO, we analyze the local gaming environment, including the client’s existing operations, business practices and the personal gaming preferences of the indigenous population. We consider many factors in developing a new technology presence for our client, including the demographic composition and sociological character of the geographic locality in which the lottery will operate, to ascertain the types of games that will appeal to the local population and the nature of the marketing strategy which we will employ. We may compare one client’s circumstances with successful lotteries operating in other jurisdictions to determine the most appropriate games to offer and the most effective marketing techniques as they relate to that population.

Most CLO’s do not possess the capital to implement a sophisticated lottery program. If, after careful analysis, we determine that a lottery warrants our financial assistance, we will provide the services and products required to implement, on account, and retain from the lottery’s profits all costs and expenses incurred.

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

We construct robust Web sites for our clients capable of handling a high volume of traffic. We host the Web sites on servers located in the United Kingdom and Ireland, five of which are owned by us and the balance of which are leased from independent third parties. Web sites are designed to ease registration and use and to promote maximum security. To date, we have retained the services of Globix Limited to operate and maintain our servers in the United Kingdom and to support our clients’ Web sites as required in our agreements with them on a 24/7 basis. In Ireland, we have contracted with Hosting365 to provide servers and support in their secure hosting environment.

Visitors register to play games on our clients’ Web sites in confidence, securely deposit funds and begin playing games shortly after acknowledgement of registration by the CLO. Financial transactions are executed behind firewalls using encryption software and all deposits and disbursements are confirmed by independent, internationally reputable banks.

Initially, our client lottery Web sites offer a variety of video lottery games. We continually analyze each client’s operations to devise and implement appropriate marketing strategies and introduce new games which we believe will be appealing to and attract local players. The introduction of new games retains loyal visitors to the site and attracts new ones. Members of our management team have extensive experience developing new lottery game formats. In addition, we also purchase and license lottery game formats from third parties. We also will seek to introduce new game formats such as bingo and video lottery games. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

An important feature of our clients’ Web sites is the ability to include advertising banners on appropriate screens. In many instances, the charity underlying the lottery will enjoy strong public support, such as a national Olympic organization. These Web sites may draw a wide range of visitors, including those who do not normally play lottery games, who seek to support the host organization. This ability will allow us to creatively support co-promotions with local companies. It is our intent to market extensively with large, well-known local companies whose name will be attached to the specific game.

With each client, we will expand distribution of various games to include access by way of wireless devices and mobile telephones. At such time as a client’s lottery is operating within our expected parameters, we will commence the process of identifying and obtaining the services of local telephone/wireless companies and establish working protocols to provide private and secure access to our client’s lottery games via mobile telephones and other wireless devices. Given the increasing pervasiveness of these apparatus, extension of our operations to include these modalities will allow us to tap into an as yet to be fully exploited revenue stream. Players will have access to a wide range of games developed specifically for these devices and will be able to play anywhere within their service coverage area. We believe that these games will be of particular appeal to young adult players who have integrated these technologies into their every-day lives.

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

Marketing of Our Clients’ Lotteries

As provided in our client agreements, marketing, advertising and promoting our clients’ lotteries represents an integral component of the services we provide. We work with our clients to develop marketing programs that account for and incorporate local cultural values. We devise marketing strategies that encompass traditional advertising media, public relations and co-promotional campaigns. We seek to place click-on banner advertisements on popular local Web sites as a means of directing traffic to our clients’ online lotteries. In addition, we advertise in national and regional newspapers and special interest magazines. We will actively pursue co-promotion programs with local companies for added exposure. When we implement the land-based phase of a client’s lottery operations, we believe that a significant portion of the marketing can be conducted through ticket sales agents at the point of sale.

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

Contracts with Clients

Under a typical client agreement, we are required to develop, install, operate and maintain an Internet lottery system for a client, while retaining ownership of the lottery system. In addition, we are responsible for: implementing all manner of accounting and auditing systems and maintaining financial records; the collection of lottery monies; the selection of winners, and the financial responsibility for the payment of prizes. Most importantly, we are required to maintain conformity with all local gaming laws and other applicable regulations pertaining to our operation of lotteries on behalf of our clients. In some cases, we agree to provide the funds required to implement a client’s lottery and are repaid from lottery proceeds on terms specified in our contract with a lottery.

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

Revenues under our client agreements will generally be based upon a percentage of net lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the lottery system has been in operation.

We operate lottery systems for all of our clients through a shared central computer system. We assign members of our staff to interface with lottery personnel with respect to all matters of our operations, including specialists dedicated to Web site operation, marketing, and product offerings and customer service representatives who service and maintain the system.

Our Business Partners

A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them. We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues. Toward that end, we have been highly selective with respect to our industry partners. We work with Barclay’s Bank in the United Kingdom to handle all financial transactions between us and our clients and visitors to our clients’ Web sites. All transactions and accounting procedures are automated to avoid human error.

Games

We believe that an important factor in maintaining and increasing public interest in lotteries is innovation in game design. Our games are designed to catch the eye and interest of potential players. We work closely with lottery regulators and our clients to design customized lottery games which are intended to appeal to the populations in which our clients are located. We employ principles of demographics, sociology, psychology, mathematics and computer technology in the development of our games. The principal characteristics of game design include frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our management has extensive expertise in game design that will enhance the marketing of our lottery systems.

We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that our game library and the "know how" and experience accumulated by our professionals make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis. In addition, we have engaged third parties to provide us with specific games that we believe will attract players to our clients’ sites.

Technology

We host our clients’ lotteries on our servers located in the United Kingdom and Ireland. The servers are operated by third parties that we have retained to undertake some of our operational obligations for our European clients. Our servers are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations include redundant computers, various peripheral devices (such as magnetic storage devices), and various safety, environmental control and security subsystems (including a redundant power supply systems). The software we utilize is designed to provide rapid processing, a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss.

Another critical ingredient to our success is the technological support we offer our clients. Avoiding Web site downtime is essential both to our reputation and to our clients’ ability to maximize their revenues. We (or our partners) monitor and maintain the Web sites and servers on a 24/7 basis to minimize the possibility of downtime or loss of service.

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

Of important note is that the core business of all major lottery suppliers is based on land-based games and dedicated equipment. Substantial capital is invested in these systems, including print facilities to produce instant “scratch” tickets, sales terminals to sell on-line lottery games, or video lottery terminals. It is this substantial capital investment that drives these companies to compete for the large lottery projects. Small lottery operations do not generate the volume required to justify the capital expenditure on their part. Their products and solutions are too expensive to be competitive in the smaller lottery market.

The Internet-based solutions we offer do not rely on the products or services that the large lottery service organizations currently market. Entering this market and encouraging clients to explore this technology would have to be done at a substantial capital loss as it decreases the industry’s reliance on its current products. Additionally, Internet technology creates a client conflict for these companies. Currently, most of their clients protect their sales boarders by offering land-based games only. The development of Internet/wireless gaming formats may adversely affect the technology hold they have on their existing client base.

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

Many jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the provider, its subsidiaries and affiliates and its principal shareholders. Regulators generally conduct background investigations of the provider’s employees who will be directly responsible for the operation of the system, and most jurisdictions reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a provider's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

Employees

As of July 27, 2005, we had 15 full-time employees, including three executive officers and nine persons who engage in product development. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

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

To date, our operations have consisted primarily of conducting an analysis of our industry and developing our business model. In addition, we have entered into agreements to implement and manage lotteries for five clients, three of which are currently operating. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated no revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2005, we incurred net losses of $1,683,125 and have incurred losses since inception of $4,791,323. Specifically, to be profitable, we must identify sources of capital to complete the development of and commence operating lottery systems for existing clients and obtain new clients.

We cannot assure you that we will be able to execute our business model on a widespread basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At April 30, 2005, we had a working capital deficit of $2,747,539. The independent auditors' report to our financial statements for the year ended April 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations, negative cash flows from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments as a result of that uncertainty.

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

Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of our Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary; though we can not be certain for how long or the aggregate amount these individuals are willing to commit to our operations. As of April 30, 2005, we were obligated to the Dresners in the aggregate amount of $1,958,520, plus an additional $128,783 in accrued interest.

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

Government regulations promulgated by the jurisdictions in which our clients operate may prevent or limit us from including links on our Internet portal to all or some of our other clients’ lotteries websites. In such event our business will be materially and adversely affected and our results of operations will suffer.

We expect that our profitability will be dependent on our ability to retain and extend our existing contracts and win new contracts.

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

We expect to have significant foreign currency exposure.

All of our clients are based outside the United States and our results of operations could be significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts. We expect to be exposed to currency exchange rate fluctuations because all of our revenues will be denominated in currencies other than the United States dollar. Exchange rate fluctuations may adversely affect our operating results and our results of operations.

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

As permitted by the corporate laws of the State of Delaware, we have included in our Certificate of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

Because we will not pay dividends, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	our ability to obtain capital;

•	our ability to fully implement our business plan;

•	general economic and business conditions, both nationally and in our markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	other risk factors set forth under "Risk Factors" in this report.

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

Item 2. Description of Property

Our principal executive offices are located at 370 Neff Avenue - Suite L, Harrisonburg, Virginia, where we lease approximately 1,511 square feet of office space. We have leased this space through December 2005. The monthly rent for this space is $1,322 plus $70/month for common area maintenance. We believe that suitable space is available at competitive prices should our company vacate this space after the conclusion of this lease.

We also lease approximately 2,200 square feet of office space at Hillsboro Tower, 1800 - 4th Street S.W., Calgary, Alberta, Canada. We lease this space through December 31, 2005 at a monthly rent of $3500 (Canadian). Our software and game developers operate from this facility.

We have not determined our future requirements for office space but expect that adequate space will be available on acceptable terms and conditions as necessary.

Item 3. Legal Proceedings.

We are not currently party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 9, 2004, the holders of a majority of the outstanding shares of common stock of New Media Lottery Services, Inc., a Virginia corporation consented in writing to the merger with a Delaware company of the same name. The Company filed an information statement with the Securities and Exchange Commission describing the merger and the action taken by written consent, a copy of which was sent to each stockholder prior to the consummation of the merger between the two companies.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information.

The Company’s common stock is not currently traded or quoted on any market.

Holders.

At July 26, 2005, there were 64 record holders of the Company’s common stock.

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant.

Recent Sales of Unregistered Securities.

On March 22, 2005, the Company issued options qualified under the 2004 Stock Option Plan to purchase an aggregate of 425,000 shares of common stock to the persons named below, all of whom are officers and or directors of the Company, in the amounts specified opposite their respective names. The options are exercisable for a period of ten years at a price of $.25 per share. The Company issued the options in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Name	Position	Options Granted

John T. Carson	President, Chief Executive Officer and Director	200,000

Randolph Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	200,000

Frederick Winters	Director	25,000

Effective February 2005, the Company merged with New Media Lottery Services, Inc, a Delaware corporation, and issued 11,167,000 shares of its common stock to the stockholders of the Virginia corporation. The merger was completed in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Effective June 30, 2004, the Company merged with Residential Resales, Inc. and issued 10,000,000 shares of its common stock to the stockholders of RRI. The merger was completed in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

In March 2004, the Company issued an aggregate of 167,143 shares of common stock to two consultants in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. We valued the common stock issued at a price of $0.15 per share.

On May 2, 2002, we sold 2,000,000 shares of common stock to Harry DiFrancesco at a price of $0.01 per share for an aggregate of $2,000. We sold the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Mr. DiFrancesco returned these shares to the Company for cancellation on March 19, 2004, immediately prior to the execution of the share exchange agreement with the Company’s Irish subsidiary, Lottery Network Services, Ltd.

During March and April 2002, we sold 250,000 shares of common stock to 25 individuals at a price of $0.01 per share for an aggregate of $2,500. We sold the shares in reliance on the exemption from registration afforded by Rule 504 of Regulation D, as promulgated by the Securities and Exchange Commission.

Item 6. Management’s Discussion or Plan of Operation.

We design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We currently operate lottery systems for three lottery customers, one in each of Ireland, England and Brazil. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is defined as sales less prizes.

Since our inception, we have not generated any revenues and have conducted only limited operations consisting of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;
•	the development of a proprietary software platform that supports lottery operations;
•	developed a significant library of digital lottery game designs;
•	implementing the technical, operational, design, marketing and sale of lottery products; and
•	a soft launch of our game software on behalf of three clients.

Our ability to realize our full revenue generating potential is constrained by our lack of funding. We require significant financial resources to execute all of the aspects of our business plan. At a minimum, we require capital to roll-out the full range of marketing programs for the lotteries we currently operate in Brazil, England and Ireland, from which we believe we can generate revenues to support our ongoing operations and allow us to build our business.

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

Our market comprises small and mid-sized national and charity operated lotteries. The lotteries we develop and implement target the young adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices such as cellular telephones, Internet and other wireless apparatus into their daily lives.

We believe that we have the opportunity to fill a market niche that is not fully serviced by the large, multinational lottery service corporations that design, implement and operate government sponsored lotteries world-wide and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources, we consider this segment of the market to be supported by only a few known companies and that neither the charity lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being the first company, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

We provide our clients with the chance to significantly increase their technological capabilities to operate a modern lottery program, to participate with proven technology, to benefit from our lottery know-how and expertise and to maximize the revenue generating potential of their government sanctioned gaming opportunity. Our objective is to create a comprehensive program that offers a large choice of games which appeal to the player, broaden the base of players and increase the number of distribution methods to increase sales. It is our experience that increased distribution and game variety are formulas for successful lotteries.

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

We expect to generate revenues from:

•	a percentage of the lottery proceeds received by our clients;
•	delivery of lottery products to a variety of Internet based kiosks; and
•	co-promotions with large, well-known local companies whose names will be attached to specific games.

We expect the preponderance of our revenues to be derived from a percentage of the net lottery proceeds received by our clients. We believe that as the distribution of lottery products is widened and the variety of games is increased the player will increase their volume of play. Accordingly, we will seek to implement comprehensive programs that offer games which broaden the base of playership and increase prizes by maximizing the revenue generating potential of our client’s government sanctioned gaming opportunity. Critical factors which will bear on our clients’ and our revenue generation are reducing the cost of acquiring customers and maximizing gross revenues generated per customer. Therefore, we will seek to increase awareness of and interest in our clients’ lotteries by developing games that will appeal to a younger adult and female audience who have incorporated new media devices into their daily routine. We believe that we can reach this audience relatively inexpensively (i) because there will be a relatively small infrastructure required to maintain the Company, even when fully operational, (ii) based upon the games we expect to offer and (ii) the manner in which our games are delivered and played (cell phones, PDA’s, Internet kiosks and other wireless devices). We expect to develop a customer base that starts playing games as a young adult and that these people become loyal customers who we can retain throughout their lifetime.

We believe that we have developed a business plan that will allow us to capitalize on our early entry in the sphere of new media lottery gaming. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating potential and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

•  Implement the entire range of activities for our existing clients. The first step in our course to profitability is to activate all aspects of lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. To date, we have “soft” launched lotteries for three clients prior to a large scale “rollout” to confirm the efficacy of our software and attract an initial player base. We will require funding to market the lottery on a larger scale to achieve positive cash flow.

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

•  Enter into new gaming markets by developing new games and increased distribution of these games. Industry analysis indicates that gaming types beyond lotteries, such as casino, bingo and fixed odds betting, are a number of times larger than the lottery sales and growing more quickly. We will seek to develop and launch the new games over new media devices to attract people who do not typically play the lottery but who may have interest in other games of chance and as a compliment to our lottery offerings. Specifically, we intend to add a bingo component to our lottery site and we have developed a video lottery game program. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino like gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

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

Contractual Obligations

The following table presents our contractual obligations and commercial commitments as of April 30, 2005:

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases	5,929	3,522	2,407	0	0
Operating Leases	25,448	25,448	0	0	0
Loans Payable	2,141,697	2,141,697	0	0	0
Total Contractual Cash Obligations	2,173,074	2,170,667	2,407	0	0

Financing Activities

We have not generated any revenues since our inception. We have been financing our operations through loans from our affiliates. During the last fiscal year, we borrowed an aggregate of $1,309,905 from affiliates of the Company.

Recent Accounting Developments

None

Critical Accounting Policies

None

Item 7. Financial Statements

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page 33 following this report's signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 20, 2004, the Company (i) retained the services of Bouwhuis, Morrill & Company to serve as its principal independent accountant and (ii) dismissed Earl M. Cohen, CPA, PA, the Company’s independent accountant for the prior two fiscal years. The board of directors of the Company recommended and approved the change of certifying accountant because Bouwhuis, Morrill & Company has the ability to audit the financial statements of its Irish subsidiary under United States generally accepted accounting principles and prepare the reports required in connection therewith.

Prior to its engagement, the Company had not consulted with Bouwhuis, Morrill & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that would be rendered on the Company’s financial statements. Moreover, the Registrant did not seek, and Bouwhuis, Morrill & Company did not furnish, written or oral advice on any matter that the Company considered an important factor in reaching a decision as to an accounting, auditing or financial reporting issue.

The reports on the financial statements of the Company which were prepared by Mr. Cohen, the Company’s previous accountant, did not contain any adverse opinion or disclaimer of opinion, nor were any of his reports modified as to uncertainty, audit scope or accounting principles. Further, there were never any disagreements between the Company and Mr. Cohen as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

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

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

The following table sets forth our officers and directors as of August 6, 2004:

Name	Age	Title
John Carson	50	President, Chief Executive Officer and Director
Randolph H. Brownell, III	37	Chief Operating Officer, Chief Financial Officer and Director
Sterling Herbst	38	Secretary
Joseph Dresner	80	Director
Milton Dresner	80	Director
Frederick Winters (1)	49	Director

(1)   Mr. Winters was appointed to the Board as representative of Residential Resales, Inc. pursuant to its Share Exchange Agreement with Lottery Network Services Ltd., the Company’s Irish subsidiary, dated March 19, 2004. There are no agreements to retain Mr. Winters on the board.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

John Carson has been our Chief Executive Officer, President and a director of the company since July 1, 2004 and has been a director of Lottery Network Services Ltd. since 2001. He has been an innovator in the lottery industry, having introduced new lottery program delivery models and game formats. During his seventeen years in the industry, he has been responsible for all aspects of the operation of lottery companies, including obtaining financing, and increasing profits in each of the ventures in which he previously has been involved. From 1993 to 2000, he was the president and chief executive officer of C.G.I. Inc. where oversaw all sales, operational and administrative functions of the corporation and managed all international sales efforts, securing contracts in 16 countries. From 1988 to 1993, Mr. Carson was an officer at Webcraft Technologies, Inc., as president of the lottery division during 1990 through 1993, as vice president of international sales from 1988 to 1990 and as director of financial planning and business development from 1987 to 1988. At Webcraft, he was responsible for developing new markets, securing financing for a number of international joint ventures and developing new products, including the introduction of licensed entertainment products to the lottery industry. During 1986 and 1987, he served as a senior account executive at Columbia Pictures where he launched seven first run projects and sold first run television shows throughout the Midwest region.

Randolph H. Brownell, III has been our Chief Operating Officer, Chief Financial Officer and a director since July 1, 2004. He had served as our Vice President of Development and Acquisitions from March 2004 to June 30, 2004. Since 1996, Mr. Brownell served as president of Virginia Business Planning and Investments LLC. Until 2002, he was active in the operational management of Virginia Business Planning and Investments LLC and conducted all day to day operating activities, created business and marketing plans for various clients, structured and closed financings of up to $5 million, provided business oversight for clients, helped to liquidate companies, evaluated business opportunities and handled international travel and management for numerous clients. Since 2002, Mr. Brownell has served as a director of Lottery Network Services Ltd. and was responsible for overseeing all company employees, co-developing business and strategic planning and preparing and managing that company’s budgets and investment activities. In addition, Mr. Brownell made presentations to potential investors and worked to develop joint ventures, managed and made presentations to other companies in a lead business development role and managed the filings and all corporate documents in Ireland and served as the chair on all board meetings. Mr. Brownell was a director of TreasureTrivia, an entity from which we purchased certain assets and utilized programming services.

Sterling Herbst has been our secretary since July 1, 2004 and had otherwise been engaged by the Company and it subsidiary since 2001. Mr. Herbst is active in all aspects of our day-to-day operations and is responsible for the Company’s computer technology management at its offices in Harrisonburg, Virginia. He also assisted senior management with our strategic planning and business plan development. From November 2000 through July 1, 2004, he was a manger at the Virginia Technology Incubator, LLC, an affiliate of the Company by virtue of common ownership, where he oversaw construction of a technology incubator and facilitated all company purchases, including four computer network installations. During that same period, he served as the Vice President of US Operations of TreasureTrivia.com, Inc., also an affiliate of the Company, where he coordinated startup of the U.S. office and managed administrative and support staff; developed and implemented the website prize structure and schedule; and created a prize fulfillment system. From November 1999 through November 2000, he was a sales representative for Clayton Homes, Inc., where he negotiated home sales, arranged financing of homes and real estate with multiple lending institutions, and supervised computer installation and all technology related issues in office.

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

Frederick Winters has been a member of our Board of directors since March 18, 2004, the date on which we closed the Share Exchange Agreement. Since 2002, Mr. Winters has served as the chief executive officer, vice president-business development and a director of NuPOW’R LLC, a company engaged in the development of electric power systems. During 2001 and 2002, he served as the vice president of Brighton Exchange Group, a business development company. From 2000 to 2001, he was the chief executive officer of Televend, Inc., a telephony based mobile commerce company. From 1978 to 2001 Mr. Winters served in the United States Marine Corp., achieving the rank of Lieutenant Colonel. Mr. Winters was appointed to the Board as representative of Residential Resales, Inc. pursuant to the Share Exchange Agreement. There are no agreements to retain Mr. Winters on the board after the next annual meeting at which directors are elected.

Committees of Board of Directors.

The board does not have a nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

Audit Committee.

The audit committee consists of Messrs. Joseph Dresner, Milton Dresner and Frederick Winters. Mr. Winters is an independent director. The audit committee meets at least quarterly with our management and our independent registered public accounting firm to review and help ensure the adequacy of our internal controls and to review the results and scope of the auditors' engagement and other financial reporting and control matters. Joseph Dresner is financially literate and is a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002.

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

Code of Ethics.

We have adopted a code of ethics, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. We will post the code of ethics on our website when we establish an on-line presence. Our Code of Ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and
•	Accountability for adherence to the Code of Ethics.

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

Executive Compensation.

The following table sets forth the information regarding compensation paid to the Chief Executive Officer and any other person who received in excess of $100,000 in annual compensation during the last three fiscal years.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John Carson CEO and President (1)	2005	$115,000				200,000
Nathan Miller, President (2)	2004	$1
Jay Sanet, President,	2003	$0
Randolph Brownell, III COO and CFO (3)	2005	$102,000				200,000

(1)
Mr. Carson commenced his tenure as the President of our Company on July 1, 2004. Mr. Carson has deferred his earned salary from fiscal 2004 and 2005 until such time as the Company is financially capable of paying it.

(2)	Mr. Miller served as our President from March 19, 2004 through June 30, 2004.
(3)
During the fiscal year ended April 30, 2004, Mr. Brownell was compensated in his capacity as Chief Operating Officer and a director of our Irish subsidiary, Lottery Network Services Ltd. for that company’s fiscal year ending March 31, 2004. Mr. Brownell has deferred his earned salary from fiscal 2004 and 2005 until such time as the Company is financially capable of paying it.

Employment Agreements.

We have not entered into written employment agreements with any member of our management. We have verbal agreements with each of John Carson and Randolph Brownell to pay them an annual salary of $168,000 and $144,000, respectively. In addition, Mr. Brownell is reimbursed in the amount of $6,000 per year to pay the cost of his health insurance premiums. As of April 30, 2005, Mr. Carson and Mr. Brownell have deferred an aggregate of $206,500 for compensation earned during the 2004 and 2005 fiscal years until such time as the Company is financially capable of making such payments.

Option Grants in the Last Fiscal Year

The following table presents certain information concerning stock options granted to the Named Executive under our various stock option plans during the 2005 fiscal year.

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John T. Carson	200,000	47%	.25	March 21, 2015
Randolph Brownell, III	200,000	47%	.25	March 21, 2015

Fiscal Year-End Option Numbers and Values

The following table sets forth additional information as of April 30, 2005, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
John T. Carson	-0-	-0-	200,000/0	$0/$0
Randolph Brownell, III	-0-	-0-	200,000/0	$0/$0

Equity Compensation Plan Information

The following table sets forth additional information as of April 30, 2005, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	425,000	$.25	1,575,000
Equity compensation plans not approved by security holders
Total	425,000	$.25	1,575,000

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports and written representations from reporting persons, during the fiscal year ended April 30, 2005, all reports required to be filed were filed late. All reports required to be filed under Section 16(a) will be filed with the Securities and Exchange Commission within four weeks of the filing of this Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

At July 26, 2005, there were 11,167,143 shares of our Common Stock outstanding. The following table sets forth information as of July 26, 2005, regarding the beneficial ownership of our common stock by (1) each director and officer, (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Securities attributed to the individuals named below include securities convertible into common stock within 60 days of August 6, 2004.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
John Carson (3)	1,087,714	8.68%
Randolph H. Brownell, III (4)	474,286	3.98%
Sterling Herbst	21,429	*
Joseph Dresner	2,000,000	17.48%
Milton Dresner	2,000,000	17.48%
Frederick Winters (5)	25,000	*
All officers & directors as a group (6 persons)	5,162,000 (6)	47.26%
Nathan Miller (7)	3,345,715	29.23%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person's household.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on July 26, 2005, plus the number of shares the person has the right to acquire within 60 days of July 26, 2006.
(3)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 200,000 shares of common stock.
(4)	Includes options to purchase 200,000 shares of common stock.
(5)	Consists solely of options to purchase shares of common stock.
(6)	Includes options to purchase an aggregate of 425,000 shares of common stock.
(7)	Includes 354,715 shares over which Mr. Miller exercises beneficial control which are registered in the names of entities in which Mr. Miller is a part owner along with Nancy Bowman, a former officer and director of the Company.

Item 12. Certain Relationships and Related Transactions

Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. Since March 19, 2004 we have borrowed an aggregate of $1,472,768 from these individuals. These loans are payable on demand at an interest rate of the prime rate of interest as reported by Citibank plus 2% per annum and which shall be accompanied by an as yet undetermined number of warrants to purchase shares of our common stock. We expect to execute promissory notes in favor of each of these individuals evidencing our obligations to them.

During March 2004, Nathan Miller, then an officer and director of the Company, converted an aggregate of $539,315 of debt of Lottery Network Services Ltd. into 9,000 ordinary shares of that company. The debt was converted at premiums above the par value per Lottery Network Services ordinary share at $59.92 per share. Pursuant to the Share Exchange Agreement, Mr. Miller converted all of his shares of Lottery Network Services into 3,000,000 shares of our Common Stock. At April 30, 2005, Lottery Network Services was indebted to Mr. Miller in the amount of $183,177, plus $10,991 in accrued interest, which is repayable on terms to be determined.

During March 2004, Joseph Dresner, a director of the Company and the brother of Milton Dresner, converted an aggregate of $300,000 of debt of Lottery Network Services Ltd. into 7,000 ordinary shares of that company. The debt was converted at a premium of $42.86 per share above the par value thereof. At April 30, 2005, Lottery Network Services was indebted to Mr. Dresner in the amount of $969,261, plus $62,118 in accrued interest, which is repayable on terms to be determined.

During March 2004, Milton Dresner, a director of the Company and the brother of Joseph Dresner, converted an aggregate of $350,000 of debt of Lottery Network Services Ltd. into 7,000 ordinary shares of that company. The debt was converted at a premium of $50 per share above the par value thereof. At April 30, 2005, Lottery Network Services was indebted to Mr. Dresner in the amount of $989,259, plus $66,665 in accrued interest, which is repayable on terms to be determined.

Until December 31, 2004, we leased our offices in Harrisonburg, Virginia from the Virginia Technology Incubator, LLC, a company owned, in part, by Randolph Brownell, a current officer and director, and Nathan Miller and Nancy Bowman, former officers and/or directors of the Company. We leased these offices through December 2004 at a cost of $3,000 per month. For a portion of this period, we also paid $1,000 a month for office and administrative services. During the fiscal year ended April 30, 2005, we paid aggregate rent to Virginia Technology Incubator for said year in the amount of $28,000. The lease agreement was negotiated on terms no better than we could have obtained from an unaffiliated third party.

One of our former directors and officers, Nathan Miller, is a partner of the law firm of Miller & Earle, PLLC. This firm has provided certain legal services to us during the last two years. During fiscal 2005 and 2004, Miller & Earle, PLLC billed us $43,808 and $202,465, respectively for services rendered, all of which is outstanding. During fiscal 2003 and fiscal 2002, we paid Miller & Earle and aggregate of $0 and $7,500, respectively, for legal services rendered.

Item 13. Exhibits

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited	7
10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated May ___, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited	8
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	7
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	7
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	7

1.   Previouslyfiled with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
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
5.   Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.
6.   Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.   Filed herewith.
8.   To be filed by amendment.

Item 14. Principle Accountant Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2005 fiscal year ending on April 30, 2005 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the fiscal year were $22,600. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company’s annual consolidated financial statements for the 2004 fiscal year and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the fiscal year were $13,000 (including direct engagement expenses).

AUDIT-RELATED FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2005 fiscal year were $2,029. The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2004 fiscal year were $2,132. Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company for the 2005 fiscal year were $0. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2004 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Bouwhuis, Morrill & Company, other than the audit services, audit-related services, and tax services, were $0 for the 2005 fiscal year and $0 for the 2004 fiscal year.

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

Dated: July 29, 2005
By:   /s/ John T. Carson

Name: John T. Carson
Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ John T. Carson	President and Director	July 29, 2005
John T. Carson

/s/ Randolph H. Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	July 29, 2005
Randolph H. Brownell, III

/s/ Sterling Herbst	Secretary	July 29, 2005
Sterling Herbst

/s/ Joseph Dresner	Director	July 29, 2005
Joseph Dresner

/s/ Milton Dresner	Director	July 29, 2005
Milton Dresner

/s/ Frederick Winters	Director	July 29, 2005
Frederick Winters

ITEM 7. FINANCIAL STATEMENTS

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES
(Formerly Residential Resales, Inc.)

Financial Statements for the Years
Ended April 30, 2005 and 2004
and Report of Independent Registered
Public Accounting Firm

Bouwhuis, Morrill & Company, LLC	12 South Main, Suite 208
Certified Public Accountants	Layton, Utah 84041
801-546-1357 Tel
801-546-1348 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. & Subsidiaries
(A Development Stage Company)
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheets of New Media Lottery Services, Inc. & Subsidiaries (a development stage company) as of April 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2005 and 2004 and for the period from inception on July 11, 2000 through April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Lottery Services, Inc. & Subsidiaries (a development stage company) as of April 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years ended April 30, 2005 and 2004 and for the period from inception on July 11, 2000 through April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company, LLC

Bouwhuis, Morrill & Company, LLC
July 20, 2005

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	April 30,
	2005	2004
CURRENT ASSETS

Cash and cash equivalents	$92,000	$171,052
Other receivables	2,304	--
Marketable securities (Note 3)	30,000	--
Prepaid assets	8,571	--

Total Current Assets	132,875	171,052

PROPERTY AND EQUIPMENT, NET (Note 2)	57,794	20,383

TOTAL ASSETS	$190,669	$191,435

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft (Note 2)	$--	$49
Accounts payable and accrued expenses	324,230	85,903
Deferred compensation (Note 8)	206,500	110,500
Due to related parties (Note 4)	204,465	204,465
Loans payable - related parties (Note 5)	2,141,697	831,792
Notes payable - current portion (Note 6)	3,522	--

Total Current Liabilities	2,880,414	1,232,709

NOTES PAYABLE - LONG-TERM PORTION	2,407	--

TOTAL LIABILITIES	2,882,821	1,232,709

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 11,167,143 shares issued and outstanding	11,167	11,167
Additional paid-in capital	2,055,757	2,055,757
Accumulated deficit	(4,791,323)	(3,108,198)
Accumulated other comprehensive income
Foreign currency translation adjustment	2,247	--
Unrealized gain on marketable securities	30,000	--

Total Stockholders' Deficit	(2,692,152)	(1,041,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$190,669	$191,435

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
	For the Years Ended		on July 11, 2000 through
	April 30,		April 30,
	2005	2004	2005

NET REVENUES	$--	$--	$--

OPERATING EXPENSES

Depreciation expense	13,506	1,642	18,596
General and administrative	211,309	286,602	599,543
Management fees	294,000	257,988	825,688
Professional fees	454,082	382,694	1,536,875
Programming fees	420,482	441,078	1,294,786
Rent expense	60,945	75,149	148,240
Website expense	91,943	66,533	207,124

Total Operating Expenses	1,546,267	1,511,686	4,630,852

LOSS FROM OPERATIONS	(1,546,267)	(1,511,686)	(4,630,852)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	3,170	--	3,170
Gain on sale of property and equipment	--	2,153	2,153
Interest expense	(140,028)	(24,500)	(165,794)

Total Other Income (Expenses)	(136,858)	(22,347)	(160,471)

NET LOSS BEFORE INCOME TAXES	(1,683,125)	(1,534,033)	(4,791,323)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(1,683,125)	$(1,534,033)	$(4,791,323)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.27)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,167,143	5,669,702

OTHER COMPREHENSIVE INCOME

NET LOSS	$(1,683,125)	$(1,534,033)	$(4,791,323)

Foreign currency translation adjustment	2,247	--	2,247
Unrealized gain on marketable securities	30,000	--	30,000

COMPREHENSIVE LOSS	$(1,650,878)	$(1,534,033)	$(4,759,076)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income

Balance at inception, July 11, 2000	--	$--	$--	$--	$--

Common stock issued to theincorporators of the Company on July 12, 2000	28,571	29	(28)	--	--

Net loss for the period from inception to April 30, 2001	--	--	--	--	--
Balance, April 30, 2001	28,571	29	(28)	--	--

Common stock issued for cash at $3.50 per share, March 2002	28,571	29	99,971	--	--

Net loss for the year ended April 30, 2002	--	--	--	(342,545)	--
Balance, April 30, 2002	57,142	57	99,944	(342,545)	--

Common stock issued for cash at $3.50 per share, May 2002	42,857	43	149,957	--	--

Common stock issued for services at $0.18 per share, May 2002	3,154,286	3,154	548,846	--	--

Common stock issued for related party loans at $0.22 per share, May 2002	174,286	175	37,425	--	--

Capital contributed by shareholders	--	--	67,600	--	--

Net loss for the year ended April 30, 2003	--	--	--	(1,231,620)	--
Balance, April 30, 2003	3,428,571	3,429	903,772	(1,574,165)	--

Common stock issued in conversion of debt at values ranging from $0.15 to $0.21 per share, March 2004	6,571,429	6,571	1,182,744	--	--

Recapitalization of Lottery Network Services Limited through reverse merger with Residential Resales, Inc.	1,000,000	1,000	(55,663)	--	--

Common stock issued for services at $0.15 per share, March 2004	167,143	167	24,904	--	--

Net loss for the year ended April 30, 2004	--	--	--	(1,534,033)	--
Balance, April 30, 2004	11,167,143	11,167	2,055,757	(3,108,198)	--

Foreign currency translation	--	--	--	--	2,247

Unrealized gain on marketable securities	--	--	--	--	30,000

Net loss for the year ended April 30, 2005	--	--	--	(1,683,125)	--

Balance, April 30, 2005	11,167,143	$11,167	$2,055,757	$(4,791,323)	$32,247

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
	For the Years Ended		on July 11, 2000 through
	April 30,		April 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,683,125)	$(1,534,033)	$(4,791,323)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	13,506	1,642	18,596
Gain on sale of property and equipment	--	(2,153)	(2,153)
Gain on settlement of debt	(3,170)	--	(3,170)
Common stock issued for services	--	25,071	577,071
Change in operating assets and liabilities:
Other receivable	(2,304)	--	(2,304)
Prepaid assets	(8,571)	--	(8,571)
Accounts payable and accrued expenses	243,744	48,368	325,955
Deferred Compansation	96,000	110,500	206,500
Due to related parties	--	75,393	153,495

Net Cash Used by Operating Activities	(1,343,920)	(1,275,212)	(3,525,904)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(44,238)	(22,025)	(84,213)
Proceeds from sale of property and equipment	-	16,655	16,655
Net Cash Used by Investing Activities	(44,238)	(5,370)	(67,558)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	(49)	49	--
Proceeds from issuance of common stock	--	--	250,000
Capital contributed by shareholders	--	--	67,600
Proceeds from issuance of notes payable	--	--	17,950
Proceeds from issuance of loans payable, related parties	1,309,905	1,448,607	3,368,612
Payments on notes payable	(750)	(14,787)	(18,700)
Net Cash Provided by Financing Activities	1,309,106	1,433,869	3,685,462

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,247	--	2,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,052)	153,287	92,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	171,052	17,765	--
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,000	$171,052	$92,000

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)

			From Inception
	For the Years Ended		on July 11, 2000 through
	April 30,		April 30,
	2005	2004	2005

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$194	$2,035	$2,801
Cash paid for income taxes	$--	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$--	$25,071	$577,071
Common stock issued for note payable	$--	$1,189,315	$1,226,915
Note payable issued to purchase equipment	$6,679	$--	$6,679
Increase in fair value of marketable securities	$30,000	$--	$30,000

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Lottery Services, Inc. the (“Company” or “NMLS”) was organized under the laws of the State of Florida on June 29, 1998. The Company was originally organized to provide media consulting services. The Company has no revenues to date and as a result is considered a development stage company. The Company’s headquarters is currently located in Harrisonburg, Virginia.

On June 17, 2004, the Company changed its State of Incorporation from Florida to Virginia with authorized common stock of 50,000,000 shares with par value of $0.001 per share. All references to shares issued and outstanding in the consolidated financial statements have been retroactively restated to reflect the effects of this change in capital structure.

On March 18, 2004, the Company reorganized by entering into a stock purchase agreement with Lottery Network Services Limited (“LNS”) whereby the Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding common stock of LNS. Immediately prior to executing the stock purchase agreement the Company had 1,000,000 shares of common stock issued and outstanding. The reorganization was accounted for as a recapitalization of LNS because the shareholders of LNS controlled the Company immediately after the acquisition. Therefore, LNS is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of LNS. The Company is the acquiring entity for legal purposes and LNS is the surviving entity for accounting purposes.

Lottery Network Services Limited was organized under the laws of the Republic of Ireland on July 11, 2000 for the purpose of designing, building, implementing, managing, hosting and supporting internet and wireless based lottery programs.

New Media Lottery Services, Inc. (“NMLS-C”) was organized as an extra-provincial corporation in Alberta, Canada on July 27, 2004. NMLS-C is a wholly owned foreign subsidiary of NMLS. NMLS-C provides software development and technical expertise for NMLS.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

a.	Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected an April 30 year-end.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Asset Class	Life	2005	2004
Computer Equipment	3 Years	$56,851	$22,025
Furniture & Equipment	7 Years	15,818	--
Computer Software	3 Years	273	--
Less - Accumulated Depreciation		(15,148)	(1,642)
Net Property and Equipment		$57,794	$20,383

Depreciation expense for the years ended April 30, 2005 and 2004 was $13,506 and $1,642, respectively.

e.	Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30,	April 30,
	2005	2004

Net loss (numerator)	$(1,683,125)	$(1,534,033)
Weighted average shares outstanding (denominator)	11,167,143	5,669,702
Loss per share amount	$(0.15)	$(0.27)

Stock options have not been included as their effect is antidilutive.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At April 30, 2005 and 2004, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on their financial position, results of operations or cash flows.

g.	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of April 30, 2005.

At April 30, 2005, the Company has capitalized approximately $1,387,000 (for tax purposes) as Internal Revenue Code Section 195 start up costs. The Company’s LNS subsidiary has capitalized approximately $3,500,000 as Code Section 195 start up expenditures. These start-up expenditures represent substantially all company and subsidiary expenditures from inception to date. When the business begins operations, as defined by Section 195, these cumulative startup costs will be amortized over sixty months for income tax accounting purposes separately on each company’s tax return. The Company and its LNS subsidiary will not file a consolidated income tax return

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

i.	Checks Written in Excess of Cash in Bank

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company’s account. These overdrafts are included as a current liability in the balance sheets.

j.	Principles of Consolidation

The consolidated financial statements include the accounts of New Media Lottery Services, Inc., and its wholly-owned subsidiaries New Media Lottery Services, Inc. (Canada) and Lottery Network Services Limited. All significant intercompany accounts and transactions have been eliminated in the consolidation.

k.	Different Fiscal Periods

For year end April 30, 2004, the Company’s subsidiary, Lottery Network Services Limited, recognized its income and expenses based on the accrual method of accounting and had elected a March 31 year-end whereas New Media Lottery Services, Inc. (parent) has elected and reports on an April 30 year-end. The consolidated financial statements are prepared using each entities fiscal period.

During the year end April 30, 2005, the Company’s subsidiary Lottery Network Services, Limited changed its fiscal year end to be consistent with its parent company and reported using an April 30 year end for the fiscal year ended 2005.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities at April 30, 2005 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115. Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

	April 30,	April 30,
	2005	2004

Fair value of marketable securities at beginning of year	$--	$--
Realized gain (loss) on marketable securities	--	--
Proceeds from the sale of marketable securities	--	--
Unrealized gain (loss) on marketable securities	30,000	--
Fair value of marketable securities at end of year	$30,000	$--

Unrealized holding gains and losses are reported in other comprehensive income.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business. The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company’s common stock or have provided the necessary operating capital to continue pursuing its business.

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Virginia Technology Incubator
The Company leased office space and rented, IT facilities from Virginia Technology Incubator (VTI). Some of the Company’s major shareholders are the majority owners of VTI. The Company paid VTI in the amount of $28,000 and $45,000 during the years ended April 30, 2005 and 2004, respectively. The Company does not owe VTI any monies at April 30, 2005 or 2004.

Pixel Furnace Studios
The Company contracted with Pixel Furnace Studios (PFS) for computer programming services. Some of the Company’s major shareholders are the majority owners of PFS. The Company paid PFS $65,647 and $297,159 during the years ended April 30, 2005 and 2004, respectively. The Company does not owe PFS any monies at April 30, 2005 or 2004.

TreasureTrivia.com
The Company contracted with TreasureTrivia.com (TTC) for computer programming services. Some of the Company’s major shareholders are the majority owners of TTC. The Company paid TTC $15,700 and $137,695 during the years ended April 30, 2005 and 2004, respectively. The Company does not owe TTC any monies at April 30, 2005 or 2004.

Miller & Earle, PLLC
The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder and former director of the Company. The Company paid ME $1,531 and $5,085 during the years ending April 30, 2005 and 2004. The Company owed ME $202,465 at April 30, 2005 and 2004 (see Note 9).

Virginia Business Planning and Investments
The Company has used the services of Virginia Business Planning and Investments (VBP) for consulting services or operating capital. Some of the Company’s major shareholders are the majority owners of VBP. The Company owed VBP $2,000 at April 30, 2005 and 2004.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 5 - LOANS PAYABLE - RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

	April 30,
	2005	2004

Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177	$146,040
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	989,259	337,026
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	969,261	348,726
Total Loans Payable	2,141,697	831,792
Less: Current Portion	(2,141,697)	(831,792)
Long-Term Loans Payable	$--	$--

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

	April 30,
	2005	2004

Capital lease payable to a finance company with imputed interest of 12.097%, due December 31, 2006, secured by equipment	$5,929	$--

Total Notes Payable	5,929	--
Less: Current Portion	(3,522)	--
Long-Term Notes Payable	$2,407	$--

Fiscal
Year Ending
April 30	Amount

2006	$3,522
2007	2,407
Thereafter	--
$5,929

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 7 - EQUITY TRANSACTIONS

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

Effective March 2004, the Company issued 6,571,429 shares of its common stock to convert loans payable - related party in the amount of $1,189,315.

Effective March 2004, the Company issued 167,143 shares of its common stock for services rendered in the amount of $25,071.

NOTE 8 - FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents and accounts payable approximate fair value due to their short-term nature.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
At April 30, 2004, the Company was obligated under an agreement with a related party (see Note 4) for the lease of its office space for a monthly payment of $3,000. Subsequent to the year ended April 30, 2004, the Company renegotiated the terms of the agreement to rent the space on a month-to-month basis through December 2004. In connection with this agreement, the Company also rented IT facilities from this company for $1,000 per month.

At April 30, 2005, the Company was obligated under an agreement to lease office space for the development of its gaming software in Alberta, Canada. This lease payment averages $2,785 per month and expires December 31, 2005.

At April 30, 2005, the Company was obligated under an agreement to lease office space for the Company corporate offices in Harrisonburg, Virginia. The lease payment is $1,392 per month and expires December 31, 2005.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Capital Leases
At April 30, 2005, the Company was obligated under an agreement to lease a telephone system for its Harrisonburg, Virginia office. The lease payment is $315 per month and expires December 31, 2006. The Company may purchase the telephone system at the end of the lease for $1.

Compensation Agreements
The company has verbal compensation agreements with two key management personnel in the amounts of $144,000 and $168,000 per year. The Company has deferred a total of $206,500 and $110,500 of this compensation for the years ended April 30, 2005 and 2004, respectively. The terms of these agreements are open and are subject to change or revocation.

Legal Fee Dispute
The Company is engaged in a fee dispute with one of its former law firms. The Company has accrued $202,465 in legal fees billed by a law firm named Miller & Earle, PLLC (ME) where one of the law firm partners is a major shareholder and former director of the Company. In addition to the $202,465, ME has billed an additional $43,808 during fiscal year 2005. The Company believes that these additional billings were incorrect. Due to uncertainties in the settlement process with ME, no provision has been made in the accompanying financial statements to reflect the additional $43,808 in 2005 fees.

NOTE 10 - EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at April 30, 2005:

Outstanding, April 30, 2004	--

Granted	425,000
Canceled	--
Exercised	--

Outstanding, April 30, 2005	425,000

Weighted average exercise price of options outstanding at April 30, 2005	$0.25

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/05	Life (years)	Price	at 4/30/05	Price

$ 0.25	425,000	9.90	$0.25	425,000	$0.25

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock options issued to employees at the time of issuance under the stock option plan. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 10 - EMPLOYEE STOCK OPTIONS (Continued)

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions; dividend yield of zero percent for all years; expected volatility of 172%; risk-free interest rate of 4.59 percent and expected life of 10.0 years.

Under the accounting provisions of SFAS No. 123, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	April 30,
	2005	2004
Net loss:
As reported	$(1,683,125)	$(1,534,033)
Pro forma	$(1,689,040)	$(1,534,033)

Basic loss per share:
As reported	$(0.15)	$(0.27)
Pro forma	$(0.15)	$(0.27)

NOTE 11 - GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred losses of approximately $4,791,000 from inception of the Company through April 30, 2005. The Company’s stockholders’ deficit at April 30, 2005 was $2,692,152 and its current liabilities exceeded its current assets by $2,747,539. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management has developed a strategy of exploring all options available to it so that it can develop successful operations. As a part of this plan, management is currently striving to expand its player base. In addition, management is working with an investment banking firm in order to raise additional operating capital. In the meantime, key shareholders of the Company have committed to the continued funding of the Company via loans, equity and contributed capital.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

Website Hosting
The Company contracted on May 1, 2005 with Globix, Ltd. to provide on-line website hosting. The agreement requires a 2,400 pounds sterling monthly fee and is cancelable with thirty days notice.

The Company contracted on July 7, 2005 with Hosting 365, Limited, to provide on-line website hosting and to lease computer hardware. The agreement requires a $3,300 monthly fee and expires June 30, 2006.