Form 10-Q
period 2005-07-31
New Media Lottery Services Inc
filed 2005-09-14
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2005

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

370 Neff Ave, Suite L, Harrisonburg, VA 22801
(Address of principal executive offices)
(540) 437-1688
(Issuer's telephone number)

1400 Technology Drive, Harrisonburg, VA 22802
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 12, 2005 there were 11,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Balance Sheets

ASSETS
	July 31,	April 30,
	2005	2005
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$102,998	$92,000
Other receivables	-	2,304
Marketable securities	30,000	30,000
Prepaid assets	13,232	8,571

Total Current Assets	146,230	132,875

PROPERTY AND EQUIPMENT, NET	284,650	57,794

TOTAL ASSETS	$430,880	$190,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$564,973	$324,230
Deferred compensation	222,500	206,500
Due to related parties	204,465	204,465
Notes payable	3,300	3,522
Notes payable - related parties	2,599,754	2,141,697

Total Current Liabilities	3,594,992	2,880,414

Notes payable - long-term portion	2,117	2,407

TOTAL LIABILITIES	3,597,109	2,882,821

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 11,442,143 shares issued and outstanding	11,442	11,167
Additional paid-in capital	2,063,732	2,055,757
Accumulated deficit	(5,271,699)	(4,791,323)
Accumulated other comprehensive income
Foreign currency translation adjustment	296	2,247
Unrealized gain on marketable securities	30,000	30,000

Total Stockholders' Deficit	(3,166,229)	(2,692,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$430,880	$190,669

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

			From Inception
	For the Three Months Ended		on July 11, 2000
	July 31,		through July 31,
	2005	2004	2005

NET REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation expense	25,846	1,847	44,442
General and administrative	121,946	69,998	721,489
Management fees	72,000	-	897,688
Professional fees	90,247	173,287	1,627,122
Programming fees	97,418	132,685	1,392,204
Rent expense	14,008	12,000	162,248
Website expense	24,189	52,429	231,313

Total Operating Expenses	445,654	442,246	5,076,506

LOSS FROM OPERATIONS	(445,654)	(442,246)	(5,076,506)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	3,170
Gain on sale of property and equipment	-	-	2,153
Interest expense	(34,722)	(14,071)	(200,516)

Total Other Income (Expenses)	(34,722)	(14,071)	(195,193)

NET LOSS BEFORE INCOME TAXES	(480,376)	(456,317)	(5,271,699)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(480,376)	$(456,317)	$(5,271,699)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,427,197	11,167,143

OTHER COMPREHENSIVE INCOME

NET LOSS	(480,376)	(456,317)	(5,271,699)

Foreign currency translation adjustment	1,951	-	296
Unrealized gain on marketable securities	-	-	30,000

COMPREHENSIVE LOSS	$(478,425)	$(456,317)	$(5,241,403)

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Statements of Cash Flows (unaudited)

			From Inception
	For the Three Months Ended		on July 11, 2000
	July 31,		through July 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(480,376)	$(456,317)	$(5,271,699)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation & amortization expense	25,846	1,847	44,442
Gain on sale of property and equipment	-	-	(2,153)
Gain on settlement of debt	-	-	(3,170)
Common stock issued for services	-	-	577,071
Change in operating assets and liabilities:
Other receivable	2,304	-	-
Prepaid assets	(4,661)	-	(13,232)
Accounts payable and accrued expenses	23,993	(47,815)	347,701
Deferred Compensation	16,000	-	222,500
Due to related parties	-	48,077	153,495

Net Cash Used by Operating Activities	(416,894)	(454,208)	(3,945,045)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(27,702)	(2,090)	(111,915)
Proceeds from sale of property and equipment	-	-	16,655

Net Cash Used by Investing Activities	(27,702)	(2,090)	(95,260)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	17,630	-
Proceeds from issuance of common stock	-	-	250,000
Capital contributed by shareholders	-	-	67,600
Proceeds from issuance of notes payable	-	-	17,950
Proceeds from issuance of loans
payable, related parties	458,057	272,139	3,826,669
Payments on notes payable	(512)	-	(19,212)

Net Cash Provided by Financing Activities	457,545	289,769	4,143,007

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(1,951)	-	296

NET DECREASE IN CASH
AND CASH EQUIVALENTS	10,998	(166,529)	102,998

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$102,998	$4,523	$102,998

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

Cash paid for interest	$172	$-	$2,973
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$577,071
Common stock issued for assets	$8,250	$-	$8,250
Common stock issued for note payable	$-	$-	$1,226,915
Note payable issued to purchase equipment	$-	$-	$6,679
Increase in fair value of marketable securities	$-	$-	$30,000
Capital assets acquired for accounts payable	$216,750	$-	$216,750

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2005 Annual Report on Form 10-KSB. Operating results for the three-months ended July 31, 2005 are not necessarily indicative of the results to be expected for year ending April 30, 2006.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended April 30, 2005, the Company has incurred operating losses of approximately $4,800,000 from inception of the Company through April 30, 2005. The Company’s stockholders’ deficit at April 30, 2005 was $2,692,152 and its current liabilities exceeded its current assets by $2,747,539. Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2005 of approximately $480,376. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management has developed a strategy of exploring all options available to it so that it can develop successful operations. As a part of this plan, management is seeking to develop a player base for its existing lottery clients. In addition, management is seeking third party financing to raise additional operating capital. In the meantime, key shareholders of the Company have committed to the continued funding of the Company via loans, equity and contributed capital.

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

During the three months ended July 31, 2005, the Company received a total of $458,056 proceeds from notes payable issued to related parties. These notes are due on demand, bear interest at Prime + 2% per annum.

Item 2. Management’s Discussion or Plan of Operation.

Plan of Operation.

We design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We have implemented and operate lottery systems for three lottery customers, one in each of Ireland, England and Brazil, which are operating on a beta test basis and which we are refining to ensure accuracy and trouble-free operation in order to avoid any issues which would bear negatively on our reputation. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is defined as sales less prizes.

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

Our ability to realize our full revenue generating potential is constrained by our lack of funding. We require significant financial resources to execute all of the aspects of our business plan. As reported in our Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the SEC on July 29, 2005, we had incurred operating losses of approximately $4,800,000 since inception through April 30, 2005 and as of said date we had a stockholders’ deficit of $2,692,152 and our current liabilities exceeded our current assets by $2,747,539. Additionally, we have sustained additional operating losses for the three months ended July 31, 2005 of approximately $480,376. The independent auditors' report to our financial statements for the year ended April 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations, negative cash flows from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments as a result of that uncertainty.

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

Our market comprises small and mid-sized national and charity operated lotteries. The lotteries we develop and implement target the young-adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices such as cellular telephones, Internet and other wireless apparatus into their daily lives.

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

We expect the preponderance of our revenues to be derived from a percentage of the net lottery proceeds received by our clients. We believe that as lottery products are more widely distributed and the variety of games increases, players will increase their volume of play. Accordingly, we will seek to implement comprehensive programs that offer games which broaden the base of playership and increase prizes thereby maximizing the revenue generating potential of our client’s government sanctioned gaming opportunity. Critical factors which will bear on revenue generation include reducing the cost of acquiring customers and maximizing gross revenues generated per customer. Therefore, we will seek to increase awareness of and interest in our clients’ lotteries by developing games that will appeal to a younger adult and, particularly, female audience who have incorporated new media devices into their daily routine. We believe that we can reach this audience relatively inexpensively (i) because we will require a relatively small organizational infrastructure, even when fully operational, (ii) based upon the games we expect to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, Internet kiosks and other wireless devices). We expect to develop a customer base that starts playing games as a young adult and retain these customers throughout their lifetime.

We believe that we have developed a business plan that will allow us to capitalize on our early entry into the new media lottery gaming industry. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating potential and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

•
Implement the entire range of activities for our existing clients. The first step in our course to profitability is to activate all aspects of lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. To date, we have “soft” launched lotteries for three clients prior to a large scale “rollout” to confirm the efficacy of our software. We will require funding to market the lottery on a larger scale and achieve positive cash flow.

•
Complete the roll-out of our Gelotto Internet portal featuring our clients’ lotteries. Each of the sites we develop and implement for our clients includes a link to our Gelotto Internet portal which features our other clients’ lottery Web sites. People purchasing lottery products through one of our client’s Web sites are made aware that our other clients offer similar gaming sites and are given the opportunity to link to our Internet portal. Our Gelotto portal provides links to and allows player to gain access to our other client’s Web sites. Our Gelotto Internet portal currently offers links to Web sites operated by our English and Irish lottery clients. We will seek to create links to all of our clients’ Web sites through our Gelotto Internet portal, subject to local gaming laws and regulations. As we further develop our Gelotto pass-through site, we believe that it will (i) be an efficient and cost effective means of increasing prize amounts, building a player base and serving as the basis for corporate promotions and banner advertising, (ii) lend credibility to our clients’ operations because of their association with a professionally managed organization which is trusted by lottery players world-wide, and (iii) help develop corporate brand recognition and loyalty. We expect that we can leverage the charity lottery concept to obtain discounts on advertising packages and merchandise prize awards. We anticipate offering co-op games that are “sponsored” by various corporations in return for advertisements on the lottery site. These programs can reduce operational and promotional costs. To the extent our Internet portal is restricted from realizing its full potential because of the laws of the jurisdictions in which our clients operate, our business and results of operations will be materially and negatively impacted.

•
Aggressively pursue new clients. We believe that our organization will benefit from the economies of scale derived by increasing our client base both because we will be able to capitalize costs incurred in connection with the development of our platform software and new media games over a larger number of clients and also because a larger client base potentially creates larger prizes which will result in more players and more revenues to both the client and us.

•
Enter into new gaming markets by developing new games and increased distribution of these games. Industry analysis indicates that gaming types beyond lotteries, such as casino, bingo and fixed odds betting, are a number of times larger than the lottery sales and are growing more rapidly. We will seek to develop and launch the new games over new media devices to attract people who do not typically play the lottery but who may have interest in other games of chance and as a compliment to our lottery offerings. Specifically, we intend to add a bingo component to our lottery site and we have developed a video lottery game program. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino- like gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

Liquidity and Capital Resources.

Our ability to undertake and complete any of the foregoing activities is predicated on obtaining the requisite capital. In addition, we will require capital to continue developing games, further develop our Gelotto Web site and market our products, as well as for general and administrative expenses incurred in the ordinary course of business. It is unlikely that revenues from operations now or in the near future will be sufficient to support the development and implementation of these activities and that we will have to rely on outside funding to enact the full range of planned activities. Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. These loans are payable on demand with interest calculated at a rate per annum equal to 2% above the prime rate charged by Citibank and will include an as yet to be determined number of warrants to purchase shares of our common stock. We believe that the extent of our success in the future will be dependent in large part on our ability to make our proposed Internet portal available to a wide range of clients and potential players.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended July 31, 2005, the Company sold the following securities:

On June 8, 2005, the Company issued 275,000 shares of the common stock to Lilliput Holdings Limited, as designee for Alladdin Limited, as required under the agreement between the parties dated May 6, 2005, under the exemption from the registration requirements of the Securities Act of 1933, as amended afforded by Rule 4(2) thereof.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 12, 2005, the National Association of Securities Dealers, Inc. admitted the company’s common stock for quotation on the Over-the-Counter bulletin board under the symbol NWMD.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2

10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited	7
10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Ltd.	8
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9

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

5. Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.

6. Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.

7. Previously filed with Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.

8. To be filed by amendment to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2005.

9. Filed herewith.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 14, 2005	By:	/s/ John T. Carson
John T. Carson
President

	By:	/s/ Randolph H. Brownell, III
Chief Operating Officer and
Chief Financial Officer