Form 10-K/A
period 2005-04-30
New Media Lottery Services Inc
filed 2005-09-23
CIK 1172635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

This Amendment Number 1 is being filed by the Registrant to (i) revise the disclosure under Item 8A to provide that the officers whose certifications are attached as exhibits to this filing concluded that, after evaluation, the company’s disclosure controls are effective to ensure that information required to be disclosed in filings required under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner in accordance with applicable rules and forms and (ii) refile exhibits 31.1 and 31.2 in conformity with the wording for such exhibits presented in Item 601(b)(31) of Regulation SB.

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

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Dated: September 22, 2005
By:   /s/ John T. Carson

Name: John T. Carson
Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ John T. Carson	President and Director	September 22, 2005
John T. Carson

/s/ Randolph H. Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	September 22, 2005
Randolph H. Brownell, III

/s/ Sterling Herbst	Secretary	September 22, 2005
Sterling Herbst

/s/ Joseph Dresner	Director	September 22, 2005
Joseph Dresner

/s/ Milton Dresner	Director	September 22, 2005
Milton Dresner

/s/ Frederick Winters	Director	September 22, 2005
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