Form 10QSB
period 2005-10-31
New Media Lottery Services Inc
filed 2005-12-14
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-49884

NEW MEDIA LOTTERY SERVICES, INC.
(Exact name of small business issuer
as specified in its charter)

Delaware	87-0705063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Neff Avenue - Suite L, Harrisonburg, Virginia 22801
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 9, 2005 there were 11,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	October 31,	April 30,
	2005	2005
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$728,776	$92,000
Other receivables	750	2,304
Marketable securities	30,000	30,000
Prepaid assets	4,814	8,571
Notes Receivable	60,000	—
Deferred costs	279,213	—

Total Current Assets	1,103,553	132,875

PROPERTY AND EQUIPMENT, NET	269,080	57,794

TOTAL ASSETS	$1,372,633	$190,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$701,806	$324,230
Deferred compensation	222,500	206,500
Due to related parties	202,465	204,465
Loans payable - related parties	2,918,189	2,141,697
Notes payable - current portion	—	3,522

Total Current Liabilities	4,044,960	2,880,414

NOTES PAYABLE - LONG-TERM PORTION (Note 3)	1,000,000	2,407

TOTAL LIABILITIES	5,044,960	2,882,821

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 11,442,143 and 11,167,143 shares issued and outstanding, respectively	11,442	11,167
Additional paid-in capital	2,063,732	2,055,757
Accumulated deficit	(5,777,496)	(4,791,323)
Accumulated other comprehensive income
Foreign currency translation adjustment	(5)	2,247
Unrealized gain on marketable securities	30,000	30,000

Total Stockholders' Deficit	(3,672,327)	(2,692,152)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,372,633	$190,669

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		on July 11, 2000
	October 31,		October 31,		through
	2005	2004	2005	2004	October 31, 2005

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation & Amortization expense	27,555	2,011	53,401	3,858	71,997
General and administrative	184,097	11,735	306,043	81,733	905,587
Management fees	9,000	99,000	81,000	99,000	906,688
Professional fees	55,947	85,185	146,194	258,472	1,683,069
Programming fees	124,020	90,415	221,438	223,100	1,516,224
Rent expense	14,708	9,000	28,716	21,000	176,956
Website expense	41,581	26,636	65,770	79,065	272,894

Total Operating Expenses	456,908	323,982	902,562	766,228	5,533,415

LOSS FROM OPERATIONS	(456,908)	(323,982)	(902,562)	(766,228)	(5,533,415)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	-	-	3,170
Gain on sale of property and equipment	-	-	-	-	2,153
Interest Income	750	-	750	-	750
Interest expense	(49,638)	(37,724)	(84,360)	(51,795)	(250,154)

Total Other Income (Expenses)	(48,888)	(37,724)	(83,610)	(51,795)	(244,081)

NET LOSS BEFORE INCOME TAXES	(505,796)	(361,706)	(986,172)	(818,023)	(5,777,496)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(505,796)	$(361,706)	$(986,172)	$(818,023)	$(5,777,496)

BASIC NET LOSS PER SHARE	$(0.04)	$(0.03)	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,442,143	11,167,143	11,396,310	11,167,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(505,796)	$(361,706)	$(986,172)	$(818,023)	$(5,777,496)

Foreign currency translation adjustment	(301)	-	(2,252)	-	(5)
Unrealized gain on marketable securities	-	-	-	-	30,000

COMPREHENSIVE LOSS	$(506,097)	$(361,706)	$(988,424)	$(818,023)	$(5,747,501)

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			From Inception
	For the Six Months Ended		on July 11, 2000
	October 31,		through
	2005	2004	October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(986,172)	$(818,023)	$(5,777,496)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	53,401	3,858	71,997
Gain on sale of property and equipment	-	-	(2,153)
Gain on settlement of debt	-	-	(3,170)
Common stock issued for services	-	-	577,071
Change in operating assets and liabilities:
Accounts payable and accrued expenses	160,884	(32,135)	484,593
Deferred compensation	16,000	56,000	222,500
Prepaid assets	3,757	-	(4,814)
Other receivables	1,554	-	(750)
Due to related parties	(2,000)	56,517	151,495

Net Cash Used by Operating Activities	(752,576)	(733,783)	(4,280,727)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(39,745)	(6,367)	(123,958)
Proceeds from sale of property and equipment	-	-	16,655

Net Cash Used by Investing Activities	(39,745)	(6,367)	(107,303)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(49)	-
Deferred costs	(279,213)	-	(279,213)
Loans to related parties	(60,000)	-	(60,000)
Proceeds from issuance of common stock	-	-	250,000
Capital contributed by shareholders	-	-	67,600
Proceeds from issuance of notes payable	1,000,000	-	1,017,950
Proceeds from issuance of notes
payable, related parties	776,491	601,139	4,145,103
Payments on notes payable	(5,929)	-	(24,629)

Net Cash Provided by Financing Activities	1,431,349	601,090	5,116,811

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(2,252)	-	(5)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	636,776	(139,060)	728,776

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$728,776	$31,992	$728,776

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$564	$-	$3,365
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$577,071
Common stock issued for assets	$8,250	$-	$8,250
Common stock issued for note payable	$-	$-	$1,226,915
Note payable issued to purchase equipment	$-	$-	$6,679
Increase in fair value of marketable securities	$-	$-	$30,000
Capital assets acquired for accounts payable	$216,750	$-	$216,750

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2005 Annual Report on Form 10-KSB. Operating results for the six-months ended October 31, 2005 are not necessarily indicative of the results to be expected for year ending April 30, 2006.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10- KSB for the year ended April 30, 2005, the Company has incurred operating losses of approximately $4,800,000 from inception of the Company through April 30, 2005. The Company’s stockholders’ deficit at April 30, 2005 was $2,692,152 and its current liabilities exceeded its current assets by $2,747,539. Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2005 of approximately $902,562. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

During the six months ended October 31, 2005, the Company received a total of $776,492 proceeds from notes payable issued to related parties. These notes are due on demand, bear interest at Prime + 2% per annum.

During the six months ended October 31, 2005, the Company borrowed $1,000,000 from Comerica Bank. The note is due October 10, 2007, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

During the six months ended October 31, 2005, the Company has expended $279,213 for deferred costs which are currently capitalized on the balance sheet.

During the three months ending October 31, 2005, the Company loaned $60,000 to their Brazilian joint venture. The loans have a maturity of 12 months and accrue interest at 1% per month.

During the six months ended October 31, 2005, the Company acquired software license rights by issuing 275,000 shares of the Company’s common stock valued at $0.03 per share, or $8,250, and recognizing accounts payable of $216,750 for a total capitalized $225,000 acquisition cost.

NOTE 4 -	SUBSEQUENT EVENTS

During November 2005, the Company organized an Irish corporation under the name New Media Lottery Services Plc (“NMPLC”) to explore the possibility of raising public funds in Europe. On November 25, 2005, the Company transferred all of the common shares of its wholly owned subsidiary, Lottery Network Services Ltd., to NMPLC in consideration of the issuance of 13,470,000 common shares of NMPLC to the Company whereby NMPLC became a wholly owned subsidiary.

Item 2. Management’s Discussion or Plan of Operation.

Plan of Operation.

We design, build, implement, manage, host and support Internet and wireless based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We have implemented and currently operate lottery systems for three lottery customers, one in each of Ireland, England and Brazil, which are operating on a beta test basis. We are refining these systems to ensure accuracy and trouble—free operation in order to avoid any issues which would bear negatively on our reputation. We have generated negligible revenues from these operations to date. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is defined as sales less prizes.

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

Our ability to realize our full revenue generating potential is constrained by our lack of funding. We require significant financial resources to execute all of the aspects of our business plan. As reported in our Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the SEC on July 29, 2005, we had incurred operating losses of approximately $4,800,000 since inception through April 30, 2005 and as of said date we had a stockholders’ deficit of $2,692,152 and our current liabilities exceeded our current assets by $2,747,539. Additionally, we sustained net losses of $505,796 and $986,172 for the three and six month periods, respectively, ended October 31, 2005, as compared to net losses of $361,706 and $818,023 for the three and six months periods, respectively, ended October 31, 2004. The independent auditors' report to our financial statements for the year ended April 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations, negative cash flows from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments as a result of that uncertainty.

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

Liquidity and Capital Resources.

Our ability to undertake and complete any of the foregoing activities is predicated on obtaining the requisite capital. In addition, we will require capital to continue developing games, further develop our Gelotto Web site and market our products, as well as for general and administrative expenses incurred in the ordinary course of business. It is unlikely that revenues from operations now or in the near future will be sufficient to support the development and implementation of these activities and that we will have to rely on outside funding to enact the full range of planned activities. Since March 19, 2004, Milton Dresner and Joseph Dresner, directors of the Company, have been lending us the funds required for our operations and will continue to extend loans to us as necessary. These loans are payable on demand with interest calculated at a rate per annum equal to 2% above the prime rate charged by Citibank and will include an as yet to be determined number of warrants to purchase shares of our common stock. We believe that the extent of our success in the future will be dependent in large part on our ability to make our proposed Internet portal available to a wide range of clients and potential players. During the last quarter, we borrowed approximately an aggregate of $369,404 from the Dresners.

In addition, On October 10, 2005, the Company borrowed the principal sum of $1 million from Comerica Bank as evidenced by a promissory note. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company. See “PART II, Item 5-Other Information” for a discussion of this promissory note.

We used the funds borrowed during this period substantially as follows:

Purpose of Funds	Amount Expended
Development	$221,438

General and Administrative (other than salaries)	$163,278

Salaries	$142,765

Loan to Brazilian Joint Venture	$60,000

Deferred Costs	$279,213

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c) During the three months ended October 31, 2005, the Company did not issue or sell any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 10, 2005, the Company borrowed the principal sum of $1 million from Comerica Bank as evidenced by a promissory note. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company. The note is payable on October 7, 2007 and bears interest at per annum rate equal to a floating Eurodollar rate applicable to each monthly period as provided in the note. The note grants to the bank a security interest in any and all property of the Company on deposit with or held at the bank, though the Company has no property on deposit with the bank. The default provisions are typical of notes guaranteed by individuals.

In November 2005, the Company organized an Irish corporation under the name New Media Lottery Services plc ("NMPLC") to explore the possibility of raising public funds in Europe. On November 25, 2005, the Company transferred all of the common shares of its wholly owned subsidiary, Lottery Network Services Ltd., to NMPLC in consideration of the issuance of 13,470,000 common shares of NMPLC to the Company. NMPLC has not issued any additional shares to date.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibit Title	Location Reference

2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2

2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3

2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6

3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1

3(i)(b)	Certification of Reinstatement	1

3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1

3(i)(d)	Certification of status of Residential Resales, Inc.	1

3(ii)	Bylaws of Residential Resales, Inc.	1

3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2

3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2

3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3

3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6

3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6

10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2

10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2

10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2

10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2

10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation	2

10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2

10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7

10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited	7

10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7

10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited	7

14	Code of Ethics	5

16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9

1.	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 13, 2005	By:	/s/ John T. Carson
John T. Carson
President

By:	/s/ Randolph H. Brownell, III
Chief Operating Officer and
Chief Financial Officer