Form 10QSB
period 2006-01-31
New Media Lottery Services Inc
filed 2006-03-23
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 20, 2006 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	January 31,	April 30,
	2006	2005
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$42,921	$92,000
Other receivables	2,550	2,304
Marketable securities	27,000	30,000
Prepaid assets	5,580	8,571
Notes receivable	60,000	-
Deferred costs	1,070,697	-

Total Current Assets	1,208,748	132,875

PROPERTY AND EQUIPMENT, NET	276,959	57,794

TOTAL ASSETS	$1,485,707	$190,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$991,072	$324,230
Deferred compensation	222,500	206,500
Due to related parties	202,465	204,465
Loans payable - related parties	3,019,158	2,141,697
Notes payable - current portion	-	3,522

Total Current Liabilities	4,435,195	2,880,414

NOTES PAYABLE - LONG-TERM PORTION (Note 3)	1,500,000	2,407

TOTAL LIABILITIES	5,935,195	2,882,821

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 11,442,143 and 11,167,143 shares issued and outstanding, respectively	11,442	11,167
Additional paid-in capital	2,063,732	2,055,757
Accumulated deficit	(6,558,229)	(4,791,323)
Accumulated other comprehensive income
Foreign currency translation adjustment	6,567	2,247
Unrealized gain on marketable securities	27,000	30,000

Total Stockholders' Deficit	(4,449,488)	(2,692,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,485,707	$190,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
					From Inception
	For the Three Months Ended		For the Nine Months Ended		on July 11,2000
	January 31,		January 31,		through
	2006	2005	2006	2005	January 31, 2006

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation & amortization expense	30,429	4,549	83,830	8,407	102,426
General and administrative	301,314	53,439	607,357	135,172	1,206,901
Management fees	9,000	74,500	90,000	173,500	915,688
Professional fees	80,305	56,831	226,499	315,303	1,763,374
Programming fees	133,953	76,786	355,391	299,886	1,650,177
Rent expense	15,311	26,563	44,027	47,563	192,267
Website expense	122,491	328	188,261	79,393	395,385

Total Operating Expenses	692,803	292,996	1,595,365	1,059,224	6,226,218

LOSS FROM OPERATIONS	(692,803)	(292,996)	(1,595,365)	(1,059,224)	(6,226,218)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	-	-	3,170
Gain on sale of property and equipment	-	-	-	-	2,153
Interest Income	1,814	-	2,564	-	2,564
Interest expense	(89,744)	(25,507)	(174,104)	(77,302)	(339,898)

Total Other Income (Expenses)	(87,930)	(25,507)	(171,540)	(77,302)	(332,011)

NET LOSS BEFORE INCOME TAXES	(780,733)	(318,503)	(1,766,905)	(1,136,526)	(6,558,229)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(780,733)	$(318,503)	$(1,766,905)	$(1,136,526)	$(6,558,229)

BASIC NET LOSS PER SHARE	$(0.07)	$(0.03)	$(0.15)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,442,143	11,167,143	11,442,143	11,167,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(780,733)	$(318,503)	$(1,766,905)	$(1,136,526)	$(6,558,229)

Foreign currency translation adjustment	8,819	1,329	6,567	1,329	6,567
Unrealized gain on marketable securities	(3,000)	-	(3,000)	-	27,000

COMPREHENSIVE LOSS	$(774,914)	$(317,174)	$(1,763,338)	$(1,135,197)	$(6,524,662)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			From Inception
	For the Nine Months Ended		on July 11, 2000
	January 31,		through
	2006	2005	January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,766,905)	$(1,136,525)	$(6,558,229)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	83,830	8,398	102,426
Gain on sale of property and equipment	-	-	(2,153)
Gain on settlement of debt			(3,170)
Common stock issued for services	-	-	577,071
Change in operating assets and liabilities:
Other Assets	-	(2,610)	-
Accounts payable and accrued expenses	450,092	3,454	773,801
Deferred Compensation	16,000	72,000	222,500
Prepaid assets	2,991	-	(5,580)
Other receivables	(246)	-	(2,550)
Due to related parties	(2,000)	44,846	151,495

Net Cash Used by Operating Activities	(1,216,238)	(1,010,437)	(4,744,389)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(77,995)	(18,397)	(162,208)
Proceeds from sale of property and equipment	-	-	16,655

Net Cash Used by Investing Activities	(77,995)	(18,397)	(145,553)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(49)	-
Deferred costs	(1,070,697)	-	(1,070,697)
Loans to related parties	(60,000)	-	(60,000)
Proceeds from issuance of common stock	-	-	250,000
Capital contributed by shareholders	-	-	67,600
Proceeds from issuance of notes payable	1,500,000	-	1,517,950
Proceeds from issuance of notes
payable, related parties	877,460	943,638	4,246,072
Payments on notes payable	(5,929)	-	(24,629)

Net Cash Provided by Financing Activities	1,240,834	943,589	4,926,296

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	4,320	-	6,567

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(49,079)	(85,245)	42,921

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$42,921	$85,807	$42,921

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$27,746	$-	$30,547
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$577,071
Common stock issued for assets	$8,250	$-	$8,250
Common stock issued for note payable	$-	$-	$1,226,915
Note payable issued to purchase equipment	$-	$-	$6,679
Increase in fair value of marketable securities	$(3,000)	$-	$27,000
Capital assets acquired for accounts payable	$216,750	$-	$216,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2005 Annual Report on Form 10-KSB. Operating results for the nine-months ended January 31, 2006 are not necessarily indicative of the results to be expected for year ending April 30, 2006.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended April 30, 2005, the Company has incurred operating losses of approximately $4,800,000 from inception of the Company through April 30, 2005. The Company’s stockholders’ deficit at April 30, 2005 was $2,692,152 and its current liabilities exceeded its current assets by $2,747,539. Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2006 of approximately $1,595,365. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 - MATERIAL EVENTS

During the nine months ended January 31, 2006, the Company received a total of $877,460 proceeds from notes payable issued to related parties. These notes are due on demand, bear interest at Prime + 2% per annum.

During the nine months ended January 31, 2006, the Company borrowed $1,500,000 from Comerica Bank. The note is due October 10, 2007, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

During the nine months ended January 31, 2006, the Company has expended $1,070,697 for deferred costs which are currently capitalized on the balance sheet.

During the nine months ending January 31, 2006, the Company loaned $60,000 to their Brazilian joint venture. The loans have a maturity of 12 months and accrue interest at 1% per month. The joint venture has not engaged in any significant operations to date.

During the nine months ended January 31, 2006, the Company acquired software license rights by issuing 275,000 shares of the Company’s common stock valued at $0.03 per share, or $8,250, and recognizing accounts payable of $216,750 for a total capitalized $225,000 acquisition cost.

During the six months ended January 31, 2006, the Company expended significant funds in connection with a corporate restructuring and an anticipated offering of the common shares of its wholly owned Irish subsidiary, New Media Lottery Services plc (“NMPLC”). The Company expended approximately $791,484 during the last fiscal quarter in connection with these transactions.

During the last fiscal quarter, one of the Company’s lottery clients, Rehab Lottery of Ireland, commenced on-line lottery operations in Ireland. In connection with the initiation of these operations, the Company advanced approximately $196,976 for marketing expenses, including incentive prizes to game participants. These expenses will be offset to some degree by revenues generated from the lottery operations, a portion of which is payable to the Company under the operating agreement between the parties which sum has not been paid to the Company to date. Management can not determine the amount of the payment though it does not expect such revenues to exceed $10,000.

In September 2005, the US company’s then wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd. (“New Media International”), entered into an engagement letter with Zimmerman Adams International Limited (“ZAI”), a securities dealer registered with the London Stock Exchange plc, which agreed to act as the placement agent for an offering of New Media International’s ordinary shares on a best efforts basis (the “Engagement Letter”) and sponsor all of the common shares for admission to trading on the AIM operated by the London Stock Exchange. The offering described by the Engagement Letter contemplated a restructuring of the Company’s business operations so that all operations are conducted through NMPLC and its wholly owned subsidiary, New Media International, as more fully described below. The Engagement Letter was superceded and replaced by a Placement Agreement between the parties dated March 12, 2006, as described in Footnote 4, below.

As previously reported, in November 2005, the US company organized NMPLC and exchanged all of the outstanding shares of its wholly owned Irish subsidiary, New Media International for 20,205,129 common shares of NMPLC.

On December 15, 2005, Milton Dresner and Joseph Dresner, directors and principal shareholders of the US company, executed letters in favor of the US company pursuant to which they agreed to convert all debt owed to them as of the date when NMPLC’s common shares were admitted to trading on AIM into 5 million shares each of the US company’s common stock, for a total of 10 million shares. As of January 31, 2006, the Company owed Milton Dresner $1,523,293.41, including accrued interest and owed Joseph Dresner $1,530,774.55, including accrued interest.

On November 3, 2005, the Company granted qualified options to purchase an aggregate of 550,000 shares of common stock under the Company’s 2004 Stock Option Plan to six persons, including directors, officers, employees and consultants. The options have a term of ten years and are exercisable at a price of $.35 per share. Also on November 3, 2005, the Company granted non-qualified options to two persons who are directors and employees to purchase an aggregate of 1,900,000 shares of common stock. These non-qualified options are exercisable for a period of ten years at a price of $.35 per share.

On December 14, 2005, the Company executed an Amended and Restated Floating Eurodollar Note in favor of Comerica Bank pursuant to which it borrowed an additional $500,000 on the same terms and conditions as the original Floating Eurodollar Note dated October 10, 2005.

During January 2006, Milton Dresner loaned New Media International $50,000. Mr. Dresner converted $50,000 of this loan into 57,228 ordinary shares immediately prior to the UK Offering.

NOTE 4 - SUBSEQUENT EVENTS

After the conclusion of the period covered by this report, the Company and its subsidiaries completed an equity offering in the United Kingdom and entered into the following transactions and took the other actions described below in connection with its efforts to restructure its operations in anticipation of the placement of NMPLC’s ordinary shares in the United Kingdom and as contemplated by the Placement Agreement.

All references below to “£” or “pence” are to British Pounds Sterling and “$” are to US Dollars. The US Dollar amounts reflect the closing exchange rate on March 17, 2006, of £1 for $1.7569, as reported by the Wall Street Journal.

On March 17, 2006, our Irish subsidiary New Media Lottery Services plc (“NMPLC”) concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “UK Offering”). NMPLC received net proceeds of approximately £1.52 million ($2,670,488) (after deducting fees and other expenses payable at the closing of the offering). Prior to the issuance of ordinary shares in the UK Offering and the issuance of other ordinary shares on the closing date upon the conversion of debt owed to two affiliates (572,278 ordinary shares issued in exchange for an aggregate of $500,000 of debt), NMPLC was a wholly owned subsidiary of the US company. After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued as described above, the US company owns approximately 82.3% of NMPLC’s outstanding capital stock. Concurrent with the closing of the offering, all of NMPLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NMPLC, each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $538,813, which included $75,000 previously advanced by each of them against payment for these shares.

On March 13, 2006, NMPLC, certain of the company’s directors and the US company, and ZAI entered into a Placement Agreement with respect to the placement of NMPLC’s ordinary shares on a best efforts basis and admission of all outstanding shares to trade on AIM, effective as of the date the ordinary shares were admitted to trading on AIM. The Placement Agreement supercedes and replaces the Engagement Letter described in Note 3, above. The UK Offering closed on March 17, 2006 and all outstanding ordinary shares of NMPLC, including those sold in the offering and otherwise issued in conversion of debt owed to affiliates as decribed in the foregoing paragraph, were admitted to trading on AIM (the “Admission Date”).

Pursuant to the Placement Agreement, in consideration for serving as the placement agent and financial advisor, NMPLC (i) paid ZAI a fixed fee of £200,000, (ii) paid ZAI commissions equal to 9% of aggregate value at issue price of all new shares subscribed by retail investors and 7% of aggregate value at issue price of all new shares subscribed by institutional investors, which amounted to £105,845, and (iii) granted to ZAI a warrant to subscribe for 165,266 ordinary shares of NMPLC exercisable for a period of 5 years from the Admission Date at a price of 60 pence per share. In addition, NMPLC and certain of its directors and the US company have agreed to indemnify and hold harmless ZAI and certain other indemnified persons (as such term is defined in the Placement Agreement) from and against all losses, claims, liabilities, costs, damages, actions or demands which such persons may suffer or incur by reason of, or resulting from, or attributable to, or in connection with the services rendered and/or duties performed by ZAI under the Placement Agreement or otherwise in connection with the placement of NMPLC’s ordinary shares and/or Admission to AIM. Further, the US company, Milton Dresner, Joseph Dresner and Lord Mancroft (a director of NMPLC) have agreed with NMPLC and ZAI that they will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any interest in the ordinary shares for a period of twelve months from Admission Date and, for the following period of twelve months, not to dispose of any ordinary shares other than after consultation with the Company’s broker on an orderly market basis.

Pursuant to a letter agreement dated March 13, 2006, effective as of the Admission Date, NMPLC engaged ZAI as its Nominated Adviser (as required under the Rules of the AIM) to (i) advise and guide NMPLC and its directors about their respective responsibilities and obligations to ensure its compliance with the AIM Rules and provide certain other advice and services, for a term of no less than one year after the Admission Date. NMPLC will pay ZAI a fee of £25,000 per annum, plus VAT where applicable.

Pursuant to a letter agreement dated March 13, 2006, effective as of the Admission Date, NMPLC engaged ZAI as its “broker” for the purposes of the AIM rules to, among other things, maintain contact with NMPLC concerning any material movements in its share price and to give details to NMPLC with respect to trading in NMPLC’s shares; coordinate all transactions in NMPLC’s shares by its directors, employees and other third parties specified by NMPLC with a view to maintaining an orderly market in its shares; and organize the production of independent analyst’s reports on NMPLC. NMPLC retained ZAI in this capacity for a term of not less than one year at a fee of £15,000 per annum.

On March 13, 2006, NMPLC entered into a Service Agreement with John Carson pursuant to which it engaged him to serve as its Chief Executive Officer, effective as of the Admission Date, for a term of one year. NMPLC will pay Mr. Carson an annual salary of $192,000. Also on March 13, 2006, NMPLC entered into a letter agreement with Mr. Carson pursuant to which it agreed to pay him the sum of $122,500 as a bonus which would cancel the amount due to him as deferred salary owed by the US company.

On March 13, 2006, NMPLC entered into a Service Agreement with Randolph Brownell, III pursuant to which it engaged him to serve as its Chief Operating Officer and Chief Financial Officer, effective as of the Admission Date, for a term of one year. NMPLC will pay Mr. Brownell an annual salary of $168,000.

On March 13, 2006, the Company and New Media International entered into an Asset Purchase and Assumption of Liabilities Agreement, effective as of the Admission Date, whereby the Company sold, assigned and transferred certain assets, including (i) all of its agreements to operate lotteries and receive services in connection with operating lotteries, except as described below, (ii) all of its furniture and equipment and (iii) certain promissory notes in the original principal amount of $60,000 issued in favor of the Company by New Media Serviços de Internet Ltda., a corporation organized in Brazil under Brazilian law (“NM-Brazil”), which is 50% owned by the Company (the “Asset Purchase Agreement”). In addition, the Company assigned all of the agreements transferred under the Asset Purchase Agreement to New Media International under separate agreements or the third parties under such agreements executed new agreements directly with New Media International. In consideration of the transfer of the assets, New Media International assumed (i) all of the Company’s liabilities under the agreements assigned to it, (ii) $100,000 of deferred compensation owed by the Company to management and (iii) certain other liabilities in the amount of $10,696.21, all as further evidenced by an Instrument of Assumption executed by New Media International in favor of the Company. In addition, New Media International executed an Indemnity Agreement in favor of the Company and its present and former directors, officers, employees, agents and representatives to indemnify all such persons for any liabilities or actions arising out of the assets transferred under the Asset Purchase Agreement until all such possible actions are barred by the statute of limitations.

On March 13, 2006, the Company entered into a Technology License Agreement under which it granted to New Media International (i) the right to use and exploit all intellectual property owned by it as of said date, (ii) all right, title and interest (including, without limitation, all Proprietary Rights in and to any and all Derivative Works, as such terms are defined in the License Agreement, free of any claims or rights whatsoever of the Company. and (iii) the right, at New Media International’s expense, to prepare and file upon written notice to the Company and in the name of New Media International and the Company in any jurisdiction any where in the world applications for letters patent, copyrights and any other protection covering the intellectual property. Inconsideration of the license, New Media International issued to the Company a non-interest bearing promissory note in the principal amount of $100,000 payable in four equal installments every three months commencing three months after the date in which NMPLC’s common shares are admitted to trading on AIM (the “License Agreement”).

On March 13, 2006, the Company entered into two agreements with New Media International whereunder, in the first agreement, it assigned certain software it acquired under an agreement with Alladdin Lotteries Limited and Alladdin Limited dated May 6, 2005 (the "Alladdin Agreement") and, in the second agreement it agreed to pass through to New Media International all services rendered by such parties to the Company under the Alladdin Agreement. The Company will assign the Alladdin Agreement to New Media International upon the receipt of consent to such assignment by Alladdin Lotteries Limited and Alladdin Limited.

During February and March 2006, Milton Dresner loaned New Media International $350,000 and Joseph Dresner loaned that company $250,000. The Dresners converted $450,000 of these loans into 515,050 ordinary shares immediately prior to the UK Offering. The balance of the amount loaned during this period was applied to the purchase of ordinary shares by such persons in the UK Offering as described above.

On March 17, 2006, New Media International executed a promissory note in favor of the Company in the amount of $1,500,529.86 representing the amount due for monies loaned and services rendered by the Company to New Media International over the last twenty months. The promissory note becomes due on October 1, 2007 and bears interest at the floating Eurodollar rate (as calculated by Comerica Bank under the promissory note signed by the Company in favor of Comerica Bank on October 10, 2005 as amended and restated on December 15, 2005) plus 2.5%, payable monthly.

On March 13, 2006, the Company entered into a Relationship Deed with NMPLC, effective as of the Admission Date, pursuant to which (A) the Company is restricted from, among things, (i) competing with the business done by NMPLC, (ii) voting on any matter that would constitute a conflict of interest between the Company and NMPLC, (iii) taking any action that would affect the companies’ ability to act independently of each other, (iv) voting to delist from AIM, (v) voting to merge or enter a similar transaction with any affiliate of the Company; and (B) the Company is required to (i) refer all business relating to new media based gaming to NMPLC and (ii) in the case of the Company and its affiliates, giving two days notice with respect to the sale of any shares of NMPLC which they may then own or acquire in the future.

On the Admission Date, Milton Dresner converted all amounts owed to him by the US company as of said date, aggregating $1,539,561, into 5 million shares of the US company’s common stock, and Joseph Dresner converted all amounts owed to him by the US company as of said date, aggregating $1,547,137, into 5 million shares of the US company’s common stock, in accordance with the letter agreements dated December 15, 2005. The effective conversion rate per share of common stock on such date would have been $.307912 for Milton Dresner and $.309427 for Joseph Dresner.

Item 2. Management’s Discussion or Plan of Operation.

What We Do.

New Media Lottery Services, Inc. (the “US company”) and its subsidiaries (collectively, “we”, “us” the “Company” or like terms) design, build, implement, manage, host and support Internet and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We expect to generate revenues from long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is typically defined as sales less prizes.

We offer an integrated range of products and services to develop, build and host lotteries for government operated lotteries and charitable lottery organizations (CLO’s). We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

•	analyze our clients’ operations and the gaming preferences of the indigenous population;

•	design, install, operate, host and maintain lottery systems that can support internet games, wireless device based games, including cellular telephones and interactive TV;

•	design and implement marketing and advertising programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and

•	design innovative games to attract new players and increase prize money.

Our market comprises small and mid-sized national and charity operated lotteries. The lotteries we develop and implement target the young-adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices such as cellular telephones, Internet and other wireless apparatus into their daily lives.

Since our inception, we have not generated any revenues. We have conducted limited operations consisting of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	the development of a proprietary software platform that supports lottery operations;

•	the development of a significant library of digital lottery game designs;

•	implementing the technical, operational, design, marketing and sale of lottery products; and

•	a soft launch of our game software on behalf of three clients.

Our ability to realize our full revenue generating potential has been constrained by our lack of funding. As further described below, on March 17, 2006, our Irish subsidiary, New Media Lottery Services plc, concluded an offering of securities in the United Kingdom from which it received net proceeds of approximately (British Pounds Sterling)£1.52 million ($2,670,488, based upon the exchange rate of £1 for $1.7569, as reported by the Wall Street Journal on March 17, 2006). We will utilize these funds to execute our business plan. As reported in our Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the SEC on July 29, 2005, we had incurred operating losses of approximately $4,800,000 since inception through April 30, 2005 and as of said date we had a stockholders’ deficit of $2,692,152 and our current liabilities exceeded our current assets by $2,747,539. Additionally, we sustained net losses of $780,733 and $1,766,905 for the three and nine month periods, respectively, ended January 31, 2006, as compared to net losses of $318,503 and $1,136,526 for the three and nine months periods, respectively, ended January 31, 2005. The independent auditors' report to our financial statements for the year ended April 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations, negative cash flows from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments as a result of that uncertainty.

The success of our current operations after we infuse the capital received from the UK offering made by our subsidiary will dictate the extent to which we require additional financial resources to grow our company.

Third Quarter Achievements.

During the last quarter we completed the implementation of lottery systems for three lottery customers, one in each of Ireland, England and Brazil, which we have been operating on a beta test basis. The proceeds received from the UK offering made by our subsidiary should allow us to commence full-scale operation of internet lotteries for these clients during the upcoming quarter, including implementing marketing and advertising campaigns for these operations.

On November 14, 2005, we launched an Internet bingo site on behalf of Rehab Lotteries in Ireland. In concert with the launch, we instituted a promotional program under which we offered approximately $125,000 in prize money to develop interest in the site. During the quarter this site received approximately 4,175 registrations, which was in line with management’s expectations given that no significant advertising was affected in connection with this site prior to launch. We will initiate a more aggressive marketing campaign in favor of this Web site during the upcoming quarter. We expect that we will begin to recognize revenue from our operation of this site after certain contractual expenses, including marketing expenses and the promotional prizes described above, are recaptured.

On December 14, 2005, the Company executed an Amended and Restated Floating Eurodollar Note in favor of Comerica Bank pursuant to which we borrowed an additional $500,000 on the same terms and conditions as the original Floating Eurodollar Note dated October 10, 2005, as described in the quarterly report for the three month period ended October 31, 2005, increasing the total amount borrowed from such entity to $1.5 million.

During the quarter, we developed an affiliate tracking system which can track paying customers and the source that directed them to us. The system will allow us to offer incentives to advertisers for directing paying customers to our site and build player loyalty.

We have developed several new games targeted at the Brazilian market which have application to our other clients’ lotteries. These games will debut during the fourth quarter.

Recent Events.

All references below to “£” or “pence” are to British Pounds Sterling and “$” are to US Dollars. The US Dollar amounts reflect the closing exchange rate on March 17, 2006, of £1 for $1.7569, as reported by the Wall Street Journal.

On March 17, 2006, our Irish subsidiary New Media Lottery Services plc (“NMPLC”) concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “UK Offering”). NMPLC received net proceeds of approximately £1.52 million ($2,670,488) (after deducting fees and other expenses payable at the closing of the offering). Prior to the issuance of ordinary shares in the UK Offering and the issuance of other ordinary shares on the closing date upon the conversion of debt owed to two affiliates (572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt), NMPLC was a wholly owned subsidiary of the US company. After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued as described above, we own approximately 82.3% of NMPLC’s outstanding capital stock. Concurrent with the closing of the offering, all of NMPLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NMPLC, each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $538,813, which included $75,000 previously advanced by each of them against payment for these shares..

NMPLC expects to use s material portion of the proceeds derived from the UK Offering for marketing and advertising relating to the currently operating Irish, English and Brazilian lotteries and for general working capital.

We pursued the UK Offering because we believe that the European market has a more sophisticated understanding of new media gaming opportunities and will be more receptive to our business model and plan of operation. We hope that exposure in the European market will provide us with increased access to capital markets and augment our ability to attract new clients. Moreover, we were unable to identify third party financing for our business in the United States.

In furtherance of the UK Offering, we completed an organizational restructuring, which we began in November 2005. The net effect of the corporate restructuring is that all business operations are conducted through NMPLC and its wholly owned subsidiary New Media International. As of the date hereof, the US company owns approximately 82.3% of NMPLC’s outstanding stock.

In November 2005, we organized NMPLC and exchanged all of the outstanding shares of our then wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd. (“New Media International”), for 20,205,129 common shares of NMPLC. In connection with the corporate restructuring, effective as of the Admission Date:

•
The Company (A) transferred certain significant assets to New Media International, including (i) all of its agreements to operate lotteries and receive services in connection with operating lotteries, except as described below, (ii) all of its furniture and equipment and (iii) certain promissory notes in the original principal amount of $60,000 issued in favor of the Company by New Media Serviços de Internet Ltda. and (B) licensed to New Media International the right to use and exploit all intellectual property owned by it as of said date and NMPLC assumed all of the US company’s obligations under the assigned agreements.

•
The Company entered into an agreement with NMPLC which, among other things, restricts the US company from (i) competing with the business done by NMPLC, (iii) voting on any matter that would constitute a conflict of interest between the Company and NMPLC, (iii) voting to merge or enter a similar transaction with any affiliate of the Company. This agreement also provides that the US company is required to refer all business relating to new media based gaming to NMPLC and requires that the US company and certain persons who are affiliates of the US company and/or NMPLC, give two days notice with respect to the sale or disposition of any shares of NMPLC which they may then own or acquire in the future.

•
The US company transferred all of its employees to New Media International, except that each of the US company’s officers and directors prior to the Admission Date was permitted to remain with the US company in an administrative capacity.

•
New Media International executed a promissory note in favor of the US company in the amount of $1,500,529.86 representing the amount due for monies loaned and services rendered by the US company to New Media International over the last twenty months.

•	The US company issued an aggregate of 10 million shares of common stock to Milton Dresner and Joseph Dresner upon the conversion of all debt owed to them by the US company as of the Admission Date.

The foregoing transactions are described in more detail in Part II, Item 5 - Other Events.

Our Opportunity.

We believe that we have the opportunity to fill a market niche that is not fully serviced by the large, multinational lottery service corporations that design, implement and operate government sponsored lotteries world-wide and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources and new competitors join the market, we consider this segment of the market to be supported by only a few known companies and that neither the charity lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being among the first companies, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

We provide our clients with the chance to significantly increase their technological capabilities to operate a modern lottery program, to participate with proven technology, to benefit from our lottery know-how and expertise and to maximize the revenue generating potential of their government sanctioned gaming opportunity. Our objective is to create a comprehensive program that offers a wide range of games which appeal to the player, broaden the base of players and increase the number of distribution methods to increase sales. It is our experience that increased distribution and game variety are formulas for successful lotteries.

Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for other organizations. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous clients, while reducing the set-up time and organizational and capital costs associated with establishing each client’s Internet/wireless presence.

We expect to generate revenues from:

•	a percentage of the lottery proceeds received by our clients;

•	delivery of lottery products to a variety of Internet based kiosks; and

•	co-promotions with large, well-known local companies whose names will be attached to specific games.

We expect the preponderance of our revenues to be derived from a percentage of the net lottery proceeds received by our clients. We believe that as lottery products are more widely distributed and the variety of games increases, players will increase their volume of play. Accordingly, we will seek to implement comprehensive programs that offer games which broaden the player base and increase prizes thereby maximizing the revenue generating potential of our client’s government sanctioned gaming opportunity. Critical factors which will bear on revenue generation include reducing the cost of acquiring customers and maximizing gross revenues generated per customer. Therefore, we will seek to increase awareness of and interest in our clients’ lotteries by developing games that will appeal to a younger adult and, particularly, the female audience, who have incorporated new media devices into their daily routine. We believe that we can reach this audience relatively inexpensively (i) because we will require a relatively small organizational infrastructure, even when fully operational, (ii) based upon the games we expect to offer and (iii) because of the manner in which our games are delivered and played (cell phones, PDA’s, Internet kiosks and other wireless devices). We expect to develop a customer base that starts playing games as a young adult and retain these customers throughout their lifetime.

Plan of Operation.

We believe that we have developed a business plan that will allow us to capitalize on our early entry into the new media lottery gaming industry and the contacts our management has developed during their years in the industry. In order to build the organizational infrastructure which will allow us to exploit fully our revenue generating potential and which could reduce the cost of acquiring customers and maximize gross revenues generated per customer, we will implement a business strategy based on the following components:

•
Implement the entire range of promotional activities for our existing clients. The first step in our course to profitability is to actively market the lotteries operated by our existing clients. We will seek to initiate full scale operations for existing clients to validate our business model and provide an ongoing source of capital. We will utilize the funding received from the UK Offering to launch marketing and advertising campaigns for our currently operating clients’ lotteries. We expect to recognize revenues from these operations during the quarter ending April 30, 2006.

•
Aggressively pursue new clients. We believe that our organization will benefit from the economies of scale derived by increasing our client base both because we will be able to capitalize costs incurred in connection with the development of our platform software and new media games over a larger number of clients and also because a larger client base potentially creates larger prizes which will result in more players and more revenues to both the client and us. We hope that our presence on the AIM stock market will augment awareness of the services we offer and serve as a catalyst to attract new clients.

•
Enter into new gaming markets by developing new games and increasing distribution of these games. Industry analysis indicates that gaming types beyond lotteries, such as bingo and fixed odds numbers betting, are also growing rapidly. We will seek to develop and launch the new games over new media devices to attract people who do not typically play the lottery but who may have interest in other games of chance and as a compliment to our lottery offerings. For example, we have added a bingo component to our Irish lottery site and we have developed a video lottery game program. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino- like gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of new media devices currently existing in many countries.

•
Continue our internal analysis of our Gelotto Internet portal on which we propose to feature and link our clients’ lotteries. As currently contemplated, the Gelotto Internet portal would allow players on one of our client’s sites to gain access to and play games on our other client’s Web sites, subject to local gaming and other laws.

Our ability to compete effectively and generate meaningful revenues is dependent upon numerous factors, including the effectiveness of the advertising and marketing campaigns we initiate for our clients; the quality of games we develop and offer to customers of our clients; our ability to obtain corporate sponsors for our clients and our ability to regulate capital and other costs. We can not assure you that we will be successful with respect to any of the foregoing and thus our prospects remain uncertain.

Liquidity and Capital Resources.

During the quarter ended January 31, 2006, we borrowed an aggregate of $550,000, comprised of $500,000 from Comerica Bank and $50,000 from Milton Dresner.

We will use the proceeds derived from the UK Offering primarily to develop and execute marketing and advertising programs for our existing clientele. We expect to generate revenues from these operations during the fiscal quarter ending April 30, 2006, though we cannot estimate with certainty whether such revenues will be sufficient to support our operations on an ongoing basis.

We used the funds available to us this quarter for research and development activities, Website hosting and marketing, general and administrative costs, costs associated with the UK Offering and in connection with our corporate restructuring.

We expect to continue developing games that will be attractive to players, further develop our Gelotto Web site, as well as for general and administrative expenses incurred in the ordinary course of business. We believe that the extent of our success in the future will be dependent in large part on our ability to make our proposed Internet portal available to a wide range of clients and potential players.

After giving effect to the corporate restructuring described above and the UK Offering, the US company owns approximately 82.3% of NMPLC’s outstanding stock. The ongoing financial obligations and commitments of the US company as of the date hereof consist of repaying the outstanding loan to Comerica Bank and costs to be incurred in connection with satisfying its corporate obligations under US securities and other laws. In order to meet its financial obligation to Comerica Bank, the Company has structured repayment of the amount due under the promissory note made by New Media International in favor of the Company ($1,500,529.86 principal amount) to mirror the maturity and interest payments due by the Company under the Comerica promissory note ($1,500,000 principal amount). The Company will receive quarterly interest payments under the intercompany note in an amount which matches the interest it is required to pay to Comerica Bank and the intercompany note will mature one week prior to the date on which the principal amount of the Comerica Bank note becomes due, thereby allowing the US company to make all payments due under the Comerica Bank promissory note on a timely basis. The Company proposes to allocate payments to be made by New Media International under the promissory note in the principal amount of $100,000 executed in favor of the Company in connection with the license of technology to that entity, to fulfilling its other corporate obligations such as filing reports with the SEC and maintaining its corporate existence and other corporate registrations.

To the extent revenues which we may generate from operations are not sufficient to support ongoing operations, we will require additional capital to execute the full range of our plans, including identifying new clients, implementing new media based gaming programs for these entities and developing and initiating marketing and advertising programs for our clients. We cannot be certain that such funds will be available to us on acceptable terms, if at all.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended January 31, 2006, the Company issued the following securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:

Options to Purchase Shares of Common Stock.

The Company issued options to purchase shares of common stock to the person and on the terms set forth in the following table:

Name	No. of Qualified Options Granted Under 2004 Stock Option Plan	No. Non Qualified Options	Exercise Price	Term
John T Carson	100,000	1,000,000	$0.35	10 years
Randolph H. Brownell, III	100,000	900,000	$0.35	10 years
Frederick Winters	25,000		$0.35	10 years
Shaun D Clarkson	200,000		$0.35	10 years
Sterling Herbst	75,000		$0.35	10 years
William Downing	50,000		$0.35	10 years

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

During the six months ended January 31, 2006 and continuing through March 17, 2006, the Company engaged in a corporate restructuring in connection with an offering of ordinary shares of its wholly owned Irish subsidiary, New Media Lottery Services plc (“NMPLC”), in the United Kingdom.

References herein to “£” or “pence” are to British Pounds Sterling and “$” are to US Dollars. The US Dollar amounts reflect the closing exchange rate on March 17, 2006 of £1 for $1.7569, as reported by the Wall Street Journal.

As described under “Management’s Discussion or Plan of Operation,” on March 17, 2006, our Irish subsidiary New Media Lottery Services plc (“NMPLC”) completed an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “UK Offering”). NMPLC received net proceeds of approximately £1.52 million ($2,670,488) (after deducting fees and other expenses payable at the closing of the offering). Prior to the issuance of ordinary shares in the UK Offering and the issuance of other ordinary shares on the closing date upon the conversion of debt owed to two affiliates (572,278 ordinary shares issued in exchange for an aggregate of $500,000 of debt), NMPLC was a wholly owned subsidiary of the US company. After giving effect to the issuance of the ordinary shares sold in the UK Offering and the other shares described above, the US company owns approximately 82.3% of NMPLC’s outstanding capital stock. Concurrent with the closing of the UK Offering, all of NMPLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NMPLC, each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $538,813, which included $75,000 previously advanced by each of them against payment for these shares.

The UK Offering was conducted with the assistance of Zimmerman Adams International Limited (“ZAI”), a securities dealer registered with the London Stock Exchange plc, initially pursuant to the terms of an engagement letter between the parties dated as of September 23, 2005 (the “Engagement Letter”). Under the Engagement Letter, ZAI agreed to assist with the placement of the ordinary shares, sponsor all of the common shares for admission to trading on the AIM and act as NMPLC’s financial broker and financial advisor. The offering described by the Engagement Letter contemplated a restructuring by the Company of its operations so that all of business would be conducted through NMPLC and its wholly owned subsidiary, New Media International, as more fully described below. The Engagement Letter was terminated, superceded and replaced by the terms of a Placement Agreement, a Brokers Agreement and Financial Advisor Agreement among the parties each dated March 12, 2006, as more fully described below.

On March 13, 2006, NMPLC, certain directors of NMPLC and the US company, and ZAI entered into a Placement Agreement with respect to the placement of NMPLC’s ordinary shares on a best efforts basis (the “UK Offering”) and the admission of all outstanding shares to trade on AIM, effective as of the date the ordinary shares were admitted to trading on AIM. The Placement Agreement supercedes and replaces the Engagement Letter described above.

Pursuant to the Placement Agreement, in consideration for serving as the placement agent, NMPLC (i) paid ZAI a fixed fee of £200,000, (ii) paid ZAI commissions equal to 9% of aggregate value at issue price of all new shares subscribed by retail investors and 7% of aggregate value at issue price of all new shares subscribed by institutional investors, which amounted to £105,845, and (iii) granted to ZAI a warrant to subscribe for 165,266 ordinary shares of NMPLC exercisable for a period of 5 years from the Admission Date at a price of 60 pence per share. In addition, NMPLC and certain of its directors and the US company have agreed to indemnify and hold harmless ZAI and certain other indemnified persons (as such term is defined in the Placement Agreement) from and against all losses, claims, liabilities, costs, damages, actions or demands which such persons may suffer or incur by reason of, or resulting from, or attributable to, or in connection with the services rendered and/or duties performed by ZAI under the Placement Agreement or otherwise in connection with the placement of NMPLC’s ordinary shares and/or Admission to AIM. Further, the US company, Milton Dresner, Joseph Dresner and Lord Mancroft (a director of NMPLC) have agreed with NMPLC and ZAI that they will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any interest in the ordinary shares for a period of twelve months from Admission Date and, for the following period of twelve months, not to dispose of any ordinary shares other than after consultation with the Company’s broker on an orderly market basis.

Pursuant to a letter agreement dated March 13, 2006, effective as of the Admission Date, NMPLC engaged ZAI as its Nominated Adviser (as required under the Rules of the AIM) to advise and guide NMPLC and its directors about their respective responsibilities and obligations to ensure compliance with the AIM Rules and provide certain other advice and services, for a term of no less than one year after the Admission Date. NMPLC will pay ZAI a fee of £25,000 per annum, plus VAT where applicable.

Pursuant to a letter agreement dated March 13, 2006, effective as of the Admission Date, NMPLC engaged ZAI as its “broker” for the purposes of the AIM rules to, among other things, maintain contact with NMPLC concerning any material movements in its share price and to give details to NMPLC with respect to trading in NMPLC’s shares; coordinate all transactions in NMPLC’s shares by its directors, employees and other third parties specified by NMPLC with a view to maintaining an orderly market in its shares; and organize the production of independent analyst’s reports on NMPLC. NMPLC retained ZAI in this capacity for a term of not less than one year at a fee of £15,000 per annum, plus VAT where applicable.

The Company restructured its operations so that all business is transacted through NMPLC and its wholly owned Irish subsidiary, New Media International. In connection with the restructuring, the Company completed the following transactions:

•
In November 2005, the Company organized NMPLC and exchanged all of the outstanding shares of its wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd. (“New Media International”), for 20,205,129 ordinary shares of NMPLC.

•
On December 15, 2005, Milton Dresner and Joseph Dresner, directors and principal shareholders of the US company and directors of NMPLC, executed letters in favor of the US company pursuant to which each agreed to convert all debt owed to them as of the Admission Date into 5 million shares of common stock for a total of 10 million shares. On the Admission Date, the Company owed Milton Dresner an aggregate of $1,539,561 and owed Joseph Dresner an aggregate of $1,547,137. The effective conversion rate per share of common stock on such date was $.307912 for Milton Dresner and $.309427 for Joseph Dresner.

•
On March 13, 2006, NMPLC entered into a Service Agreement John Carson pursuant to which it engaged him to serve as its Chief Executive Officer, effective as of the Admission Date, for a term of one year. NMPLC will pay Mr. Carson an annual salary of $192,000. The agreement provides that Mr. Carson will be bound by confidentiality provisions and shall be prohibited from competing with the company’s business for a period of one year after the conclusion of the agreement. Also on March 13, 2006, NMPLC entered into a letter agreement with Mr. Carson pursuant to which it agreed to pay him the sum of $122,500 as a bonus which would cancel the amount due to him as deferred salary owed by the US company.

•
On March 13, 2006, NMPLC entered into a Service Agreement with Randolph Brownell, III pursuant to which it engaged him to serve as its Chief Operating Officer and Chief Financial Officer, effective as of the Admission Date, for a term of one year. NMPLC will pay Mr. Brownell an annual salary of $162,000. The agreement provides that Mr. Brownell will be bound by confidentiality provisions and shall be prohibited from competing with the company’s business for a period of one year after the conclusion of the agreement.

•
On March 13, 2006, the Company and New Media International entered into an Asset Purchase and Assumption of Liabilities Agreement (the “Asset Purchase Agreement”), effective as of the Admission Date, whereby the Company sold, assigned and transferred certain assets, comprising (i) all of its agreements to operate lotteries and receive services in connection with operating lotteries, except as described below, (ii) all of its furniture and equipment and (iii) two promissory notes in the original principal amount of $60,000 issued in favor of the Company by New Media Serviços de Internet Ltda., a corporation organized in Brazil under Brazilian law (“NM-Brazil”), which is 50% owned by the Company. In addition, the Company assigned all of the agreements transferred under the Asset Purchase Agreement to New Media International under separate agreements or the third parties under such agreements executed new agreements directly with New Media International. In consideration of the transfer of the assets, New Media International assumed (i) all of the Company’s liabilities under the agreements assigned to it, (ii) $100,000 of deferred compensation owed by the Company to management and (iii) certain other liabilities in the amount of $10,696.21, all as further evidenced by an Instrument of Assumption executed by New Media International in favor of the Company. In addition, New Media International executed an Indemnity Agreement in favor of the Company and its present and former directors, officers, employees, agents and representatives to indemnify all such persons for any liabilities or actions arising out of the assets transferred under the Asset Purchase Agreement until all such possible actions are barred by the statute of limitations.

•
On March 13, 2006, the Company entered into a Technology License Agreement (the “License Agreement”) under which it granted to New Media International (i) the right to use and exploit all intellectual property owned by it as of said date, (ii) all right, title and interest (including, without limitation, all Proprietary Rights in and to any and all Derivative Works, as such terms are defined in the License Agreement), free of any claims or rights whatsoever of the Company and (iii) the right, at New Media International’s expense, to prepare and file upon written notice to the Company and in the name of New Media International and the Company in any jurisdiction any where in the world applications for letters patent, copyrights and any other protection covering the intellectual property. In consideration of the license, New Media International issued to the Company a non-interest bearing promissory note in the principal amount of $100,000 payable in four equal installments every three months commencing three months after the Admission Date.

•
On March 13, 2006, the Company entered into two agreements with New Media International whereunder, in the first agreement, it assigned certain software it acquired under an agreement with Alladdin Lotteries Limited and Alladdin Limited dated May 6, 2005 (the "Alladdin Agreement") and, in the second agreement, it agreed to pass through to New Media International all services rendered by such parties to the Company under the Alladdin Agreement. The Company will assign the Alladdin Agreement to New Media International upon the receipt of consent to such assignment by Alladdin Lotteries Limited and Alladdin Limited.

•
On March 13, 2006, the Company entered into an agreement with NMPLC, effective as of the Admission Date, pursuant to which (A) the Company is restricted from, among things, (i) competing with the business done by NMPLC, (ii) voting on any matter that would constitute a conflict of interest between the Company and NMPLC, (iii) taking any action that would affect the companies’ ability to act independently of each other, (iv) voting to de-list from AIM, (v) voting to merge or enter a similar transaction with any affiliate of the Company; and (B) the Company is required to (i) refer all business relating to new media based gaming to NMPLC and (ii) in the case of the Company and its affiliates, give two days notice with respect to the sale or disposition of any shares of NMPLC which they may then own or acquire in the future.

•
On March 17, 2006, New Media International executed a promissory note in favor of the Company in the amount of $1,500,529.86 representing the amount due for monies loaned and services rendered by the Company to New Media International over the last twenty months. The promissory note becomes due on October 1, 2007 and bears interest at the floating Eurodollar rate (as calculated by Comerica Bank under the promissory note signed by the Company in favor of Comerica Bank on October 10, 2005 as amended and restated on December 15, 2005) plus 2.5%, payable monthly.

Also during the period covered by this report, through the date on which this report is being filed, the Company engaged in the following transactions:

•
On December 14, 2005, the Company executed an Amended and Restated Floating Eurodollar Note in favor of Comerica Bank pursuant to which it borrowed an additional $500,000 on the same terms and conditions as the original Floating Eurodollar Note dated October 10, 2005.

•
During January and February 2006, Milton Dresner and Joseph Dresner each loaned New Media International the sum of $250,000 which sums were converted into 286,139 ordinary shares of NMPLC, or approximately $.875 per share.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1

3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7

10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principal amount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2006 by and among New Media Lottery Services (International) Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9

10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	9

1.	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.

5.	Previously filed with Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with Annual Report on Form 10-KSB for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: March 22, 2006	By:	/s/ John T. Carson
John T. Carson
President

By:/s/ Randolph H. Brownell, III
Chief Operating Officer and
Chief Financial Officer