Form 10KSB
period 2006-04-30
New Media Lottery Services Inc
filed 2006-08-15
CIK 1172635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $51,380

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,442,143 as of August 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒No

PART I

References in this report to “£” or “pence” are to British Pounds Sterling and “$” are to US Dollars. The US Dollar amounts reflect the closing exchange rate on March 17, 2006 of £1 for $1.7569, as reported by the Wall Street Journal.

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery Services (International), Ltd. (“New Media International”)(collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States. We also design and distribute games for use on video lottery terminals and other electronic kiosks. We commenced providing services to clients in August 2003. We currently operate lottery systems for three customers and have entered into contracts with two additional lotteries to provide services in the future. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales. We are pursuing additional contracts for which we will seek additional financing to implement.

All of our operations are conducted through our subsidiary NM-PLC, an Irish corporation of which we own 82.3% of the outstanding stock and through NM-PLC’s wholly owned Irish subsidiary, New Media International. Four members of NM-US’s board of directors, two of whom are our principal executive officers, constitute a majority of the managing directors of NM-PLC and all of the directors of New Media International. NM-US is prohibited by agreement with NM-PLC from, among other things, engaging in the lottery business, and NM-US has agreed to forward all future lottery business opportunities to NM-PLC, as more fully described under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.” The common shares of NM-PLC are traded on the AIM operated by the London Stock Exchange plc under the symbol NMLS. NM-US has agreed with NM-PLC and the placement agent for the AIM Offering that it will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any interest in the shares it holds in NM-PLC until March 17, 2007 and, for the following period of twelve months, not to dispose of any such shares other than after consultation with the placement agent for the AIM Offering and on an orderly market basis.

Development of Our Business.

The Company is a successor in interest to the lottery and gaming operations commenced by New Media Lottery Services (International) Ltd., formerly known as Lottery Network Services Ltd. (LNS), a corporation organized under the laws of the Republic of Ireland on July 11, 2000. Set forth below is a chronological progression of the manner in which the Company came to acquire and develop its business:

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

In February 2005, the Virginia corporation merged with and into New Media Lottery Services, Inc., a corporation organized under the laws of the State of Delaware, which succeeded to the Virginia corporation’s reporting requirements under the Securities Exchange Act of 1934, as amended. Under the terms of the merger agreement, each outstanding share of the Virginia corporation automatically was changed and converted into one share of the common stock of the Delaware corporation. All of the officers and directors of the Virginia corporation were appointed to serve as the officers and directors of the Delaware corporation.

In November 2005, NM-US organized NM-PLC and exchanged all of the outstanding shares of New Media International it owned for 20,205,129 common shares of NM-PLC, representing the only outstanding shares of that corporation as of said date.

On March 17, 2006, our Irish subsidiary, NM-PLC concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($2,896,271) (after deducting the broker’s placement fees and expenses payable at the closing of the offering). After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we own approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). As a condition to the completion of the AIM Offering, we undertook an organizational restructuring, the net effect of which is that all business operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, as more fully described below under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.”

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

Lotteries are official, government authorized/licensed fundraising organizations that in many cases subcontract all or part of their lottery operations and or products to professional lottery service providers. These providers supply technology, products, operations, marketing and administrative support. Published reports indicate that lotteries operate in over 150 domestic and foreign jurisdictions throughout the world and that as of June 2005 there were more than 400 lottery licenses issued world-wide. Some jurisdictions sanction or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable organizations (CLO’s). Many governments have authorized national lottery programs primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian or social in nature. Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development. Numerous jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes.

Of the 400 plus lotteries world-wide, approximately 20% account for 85% of the estimated lottery sales volume of $159 billion (as officially reported). Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players. In addition, they do not have the technical capability to offer games utilizing the new media distribution methods available to them

In general, lotteries can be categorized into two principal groups, online terminal system lotteries and off-line lotteries, each of which includes a variety of game types. Online terminal lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer system. Online lottery terminal systems generally are utilized to conduct games such as lotto, keno and numbers, and permit a player to make his/her own selection. Off-line lotteries feature lottery games which are not computerized, such as traditional paper based draw lottery games and instant-ticket games. Generally, traditional off-line lottery games, in which players purchase tickets which have pre-printed numbers for a future drawing, are conducted only in international jurisdictions. Instant-ticket games, in which players scratch-off a coating from a printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

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

Our Opportunity.

We focus our marketing efforts on lotteries which are not currently serviced by professional lottery service providers, such as small national and state lotteries and lotteries operated by CLO’s the lotteries of which are licensed by the government. We expect to grow these smaller lotteries by applying our technology and expertise and to make the games they offer available through new media channels such as the internet, cell phones; handheld wireless devices such as palm top computers; and interactive television.

Generally, the smaller national and state-operated lotteries and CLO’s, which constitute our target market, are limited to offering traditional paper and instant ticket games. These games offer only small prizes and do not attract large audiences. Their operations have been constrained by personnel who lack operational experience, technological limitations and adequate funding. In the case of CLO’s, the causes they support, such as health care, environmental conservation and nationally sponsored athletic activities, generally enjoy wide public appeal that to some degree have been, and continue to be, funded by governments. However, financial pressure attributable to rising costs for social programs and poor global economic performance over the last several years have eroded the ability of national and local governments to fund these important social and public projects from revenues generated from taxes. Many national and local governments have sought to supplement funding for these essential programs through alternative means such as issue-specific lotteries. In many jurisdictions, governments have granted broad licenses to charitable organizations to operate lotteries to fund these important social programs.

Frequently, small state-operated lotteries, CLO’s and the people who run them, do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not even understand the full range of gaming opportunities available to them. Specifically, these operations do not possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players. These small organizations tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant. Moreover, in many of the geographic locations in which small government lotteries and CLO’s operate, lotteries target an older generation utilizing paper-based games. These entities require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization’s lottery.

We believe that small national and state-operated lotteries and charitable lottery organizations are under-served. Large providers of lottery services and products have selectively overlooked this market because these clients do not yield the financial return which can be derived from servicing the larger national and state run lotteries and they do not warrant the significant capital investment required to implement and operate a traditional land-based lottery. In addition, the smaller state-operated lotteries and CLOs do not have the funding to implement the infrastructure necessary to build a competitive operation. We believe that our staff has the lottery experience, gaming know-how and technological expertise and presence necessary to attract, service and grow small to mid-size charitable lottery organizations.

We offer our clients the potential to expand into modern lottery and gaming markets, giving them the capacity to compete with larger government sponsored lotteries. Initially, we develop and implement an on-line lottery presence offering traditional on-line game formats supplemented by new and exciting games we have developed. We target our on-line lotteries to a younger adult audience that typically does not relate to the traditional paper-based games their parents play and who incorporate computers and new media devices such as cellular telephones and other wireless apparatus into their daily lives. We can implement the systems necessary to commence on-line lottery operations relatively quickly and inexpensively. Thereafter, we expect to initiate lotteries and other game formats delivered through new media devices. Finally, we expect to implement traditional paper lotteries to encompass the preferences and tastes of the entire population.

Existing Clients.

We currently manage lotteries for three clients and have contracts to manage lotteries for two other organizations. Unless otherwise noted, the discussion below relating to each agreement under which we have been retained to establish and operate a lottery, assumes that the party with which we have contracted is a duly authorized licensee of the government to operate a lottery. The discussion below also assumes that we will be responsible generally for all manner of implementation and operation of the particular lottery, including that we will: (i) provide a variety of games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable laws.

In September 2001, we entered into an agreement with Rehab Net Games Limited (Rehab), an Irish corporation, as amended in January 2004, April 2004 and further amended in November 2005, to develop, manage and operate lottery games for the internet and wireless telephones within the Republic of Ireland for a period of 10 years. This agreement is subject to automatic extensions for five-year periods in the event that Rehab earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement. The agreement may be terminated by Rehab in the event that we fail to pay Rehab the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate. We completed implementation of the internet portion of the lottery program in August 2003 and currently are managing and operating the lottery. Over the last year, we have expanded the product offerings, run test marketing and are prepared to roll-out the lottery on a full scale basis, including a marketing campaign by the end of fiscal 2007.

Pursuant to an agreement dated December 17, 2001, we have established and currently operate and maintain lottery programs utilizing internet technologies for Rehab Charities UK Limited. We commenced operation of the Rehab UK lottery in December 2003. We are responsible for all manner of operations of the Rehab UK lottery. We have concentrated on augmenting product offerings, running test marketing in contemplation of a commercial roll-out of the lottery. We have provided all funding to develop and implement the lottery for Rehab UK. Our agreement is for a term of five years. We intend to implement commercial marketing by the end of fiscal 2007.

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

On February 3, 2004, we entered into an agreement with Carnegie Cooke & Company Inc., an owner and operator of off-track betting sites and race tracks in Brazil, to provide consulting services with respect to the implementation of video lottery games at horse racing tracks in Brazil. Under the contract, we are obligated to (i) provide consulting services as to the types of games to be installed at these facilities; (ii) assist our client in obtaining government support with respect to the gaming program; (iii) prepare presentations and support documents which evidence the efficacy and success of similar programs within the US and the impact on horse racing, state lotteries and economic benefits; (iv) make presentations to government officials as required; and (v) otherwise assist our client in preparing business plans to develop and support their opportunity. In addition to consulting, we are discussing the possibility of introducing other gaming products in Brazil. In consideration for the services we will render, Carnegie Cooke & Company has agreed to issue to us an aggregate of 600,000 shares of its common stock issuable in four installments of 150,000 shares. As a result of a JV in Brazil, NMLS management has chosen to end our relationship with Carnegie Cooke and has received 300,000 shares for the consulting services provided.

On October 28, 2004, we entered into a Joint Venture Agreement with Latin America Gaming, Inc (LAG), of Sao Paulo, Brazil to launch an internet based lottery sales site and to explore the possibility of delivering lottery product for sale on terminals in bingo halls throughout Brazil. LAG has been operating lotteries in the Brazilian market for several years and has been granted licenses to offer internet lottery products in the Brazilian States of Para and Santa Catarina. Under the Joint Venture Agreement, we provide the lottery systems and expertise for internet lottery projects initiated in these states and LAG principally is responsible for marketing efforts with respect to the internet lotteries. As of the date hereof, we have developed lottery products in Portuguese which we have delivered. The joint venture company is now focusing marketing efforts on leveraging LAG’s existing gaming and lottery relationships. We will provide additional marketing support for the Brazilian operations in September 2006. We anticipate this venture will require additional financing to fund marketing efforts.

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

On March 14, 2005, we entered into a three-year agreement to design and produce wireless gaming content for Inspired Broadcast Networks (“Inspired”). In connection with our corporate restructuring, Inspired executed a new agreement in favor or New Media International on October 12, 2005 identical to the March 14 agreement. Inspired is Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces, with an installed base of more than 15,000 networked kiosk terminals. Inspired’s existing terminals are located in retail shops, such as convenience stores and pubs, and offer a variety of entertainment products, including amusement games that allow small prizes of up to 25 pounds. We will supply lottery games for use on the terminals which will allow for more significant prizes up to 150,000 pounds. Management expects that Inspired will commence offering our games on its kiosk terminals on a test market basis in Ireland by September 2006.

What We Do.

We offer an integrated range of products and services to develop, build and host lotteries for small national and state-operated lotteries and charitable lottery organizations (CLO’s). We have assembled a management team and personnel that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

•	analyze our client’s operations;

•	analyze the gaming preferences of the indigenous population;

•	design, install, operate, host and maintain lottery systems that support games played via the internet, wireless devices, such as cellular telephones and palm top computers, and interactive TV games;

•	design and implement marketing programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and

•	design innovative games to attract new players and increase prize money.

A significant aspect of the value we add to our client’s operations derives from the credibility we contribute to the organization. Many CLO’s have operated as second tier lotteries within their host jurisdictions. An affiliation with our organization increases the CLO’s technological capabilities to operate a modern lottery program and to participate with proven technology that is in use worldwide. The government supports these organizations but is unable to financially support all of their needs so it gives them extremely valuable and broad gaming licenses. We show a CLO how to maximize the revenue generating potential of its government sanctioned gaming opportunity.

We believe that the services we provide, the end-product we deliver to our clients and, ultimately, the public, can help transform these lotteries into first-class operations with the capacity to achieve their revenue goals. Our clients benefit from access to a professional lottery organization that grants them access to our lottery know-how and expertise, allows them to offer larger prizes, offers them access to state-of-the-art technologies and makes available to them a wide variety of new gaming formats. We seek to build organizations founded on operational and financial integrity that inspire public confidence and allow the organization to realize its full potential.

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

Products and Services.

Once a client retains us, we analyze the local gaming environment, including the client’s existing operations, business practices and the personal gaming preferences of the local population. We consider many factors in developing a new technology presence for our client, including the demographic composition and sociological character of the geographic locality in which the lottery will operate, to ascertain the types of games that will appeal to the local population and the nature of the marketing strategy which we will employ. We may compare one client’s circumstances with successful lotteries operating in other jurisdictions to determine the most appropriate games to offer and the most effective marketing techniques as they relate to that population. There is some degree of trial and error and we constantly interchange games to determine what is most appealing to a particular audience at a particular time.

Most of our clients do not possess the capital to implement a sophisticated lottery program. If, after careful analysis, we determine that a lottery warrants our financial assistance, we will provide the services and products required to implement, on account, and retain from the lottery’s profits all costs and expenses incurred.

In a few jurisdictions in which we currently are seeking clients, gaming regulations require that the lottery managers be licensed with the local gaming commission. In such case, we seek to identify and partner with licensed local lottery managers who have secured the highest reputation for integrity. These entities may provide us with on-site and other services after installation of the lottery system. They possess the local knowledge necessary to navigate the differing regulatory requirements of each jurisdiction. We work closely with our local partners and the regulatory authorities in each of the jurisdictions in which our clients operate to design and operate Web sites and wireless programs that conform to all local laws. These laws may pertain to the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, the determination of the types of games played, the price of each game and the manner in which the lottery is marketed. In addition, the Web sites we design for clients conspicuously post all required applicable gaming laws of that jurisdiction, such as any legal disclaimers.

We work with the client to develop a program that is profitable to the client, efficient to manage and operate and cost effective to both our client and us. Our objective is to create a comprehensive program that offers games which appeal to the user, broaden the base of players and increase prizes. It is our experience that as prize amounts escalate, interest in a lottery increases. This benefits our clients in that it draws additional attention to the charitable cause underlying the lottery and results in greater ticket sales and more proceeds to distribute to the cause. Growth becomes self-actuating in that as more people play a lottery to win a larger prize, lottery proceeds increase and allow for even larger prizes, drawing more players.

We construct robust Web sites for our clients capable of handling a high volume of traffic. We host the Web sites on servers located in the United Kingdom, Ireland and Brazil. Web sites are designed to ease registration and use and to promote maximum security.

Visitors register to play games on our clients’ Web sites in confidence, securely deposit funds and begin playing games shortly after acknowledgement of registration by the lottery. Financial transactions are executed behind firewalls using encryption software and all deposits and disbursements are confirmed by independent, internationally reputable banks.

Initially, our client lottery Web sites offer a variety of video lottery games. We continually analyze each client’s operations to devise and implement appropriate marketing strategies and introduce new games which we believe will be appealing to and attract local players. The introduction of new games retains loyal visitors to the site and attracts new ones. Members of our management team have extensive experience developing new lottery game formats. In addition, we also purchase and license lottery game formats from third parties. We also have developed a video lottery game platform. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of devices currently existing in many countries.

An important feature of our clients’ Web sites is the ability to include advertising banners on appropriate screens. In many instances, the charity underlying the lottery will enjoy strong public support, such as a national Olympic organization. These Web sites may draw a wide range of visitors, including those who do not normally play lottery games, who seek to support the host organization. This ability will allow us to creatively support co-promotions with local companies. It is our intent to market extensively with large, well-known local companies whose name could be attached to the specific game.

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

The final implementation phase encompasses expansion into land-based operations. We will assist the lottery organization in expanding an existing network of land-based retailers or creating a new retailer network, as required. In many countries, banks, post offices and independent kiosks act as ticket retailers and receive a per ticket fee for their services. Given the nature of the underlying charitable causes of our clients, these entities normally are disposed to serve as retailers of tickets. Moreover, our business model assumes significant margins on sales of land-based lottery tickets and we will be able to provide a real financial inducement to these entities to participate in ticket sales. In those countries where access to the internet is limited, land-based sales of lottery tickets will expand market penetration and can provide significant additional revenues.

Marketing of Our Clients’ Lotteries.

As provided in our client agreements, marketing, advertising and promoting our clients’ lotteries represents an integral component of the services we provide. We work with our clients to develop marketing programs that account for and incorporate local cultural values. We devise marketing strategies that encompass traditional advertising media, public relations and co-promotional campaigns. We will seek to place click-on banner advertisements on popular local Web sites as a means of directing traffic to our clients’ online lotteries. In addition, we expect to advertise in national and regional newspapers and special interest magazines. We actively pursue co-promotion programs with local companies for added exposure. When we implement the land-based phase of a client’s lottery operations, we believe that a significant portion of the marketing can be conducted through ticket sales agents at the point of sale.

Contract Procurement.

To a large degree, lottery contracts are secured on the basis of pre-existing relationships between personnel of lottery management companies, such as ourselves, and lottery license holders. We are dependent upon the relationships that members of our management have cultivated during the course of their careers. Industry knowledge, personal integrity and credibility within the world-wide lottery community are valuable resources which are gained after years of operational and marketing experience. Our lottery personnel average over twenty years of experience in the industry and have fostered and maintain the types of relationships that allow us to present our programs to existing and newly organized lotteries. Performance is also an important factor and our management has been successful in demonstrating the positive results experienced by their previous clients.

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

Contracts with Clients.

Under a typical client agreement, we are required to develop, install, operate and maintain an internet lottery system for a client, while retaining ownership of the lottery system. In addition, we are responsible for: implementing all manner of accounting and auditing systems and maintaining financial records; the collection of lottery monies; the selection of winners; and the financial responsibility for the payment of prizes. Most importantly, we are required to maintain conformity with all local gaming laws and other applicable regulations pertaining to our operation of lotteries on behalf of our clients. In some cases, we agree to provide the funds required to implement a client’s lottery and are repaid from lottery proceeds on terms specified in our contract with a lottery.

Because some jurisdictions have regulations which require that lottery managers are licensed with the local gaming commission, we retain or enter into partnerships with duly licensed local entities and consultants with whom we contract for representation in specific market areas. These entities are familiar with local gaming regulations and assist developing and implementing lottery programs and systems that comply with all local laws. These licensees and consultants often agree to provide on-site and other services after installation of the lottery system.

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

We operate lottery systems for all of our clients through shared central computer systems based on their geographic location. We assign members of our staff to interface with lottery personnel with respect to all matters of our operations, including specialists dedicated to Web site operation, marketing, and product offerings and customer service representatives who service and maintain the system.

Our Business Partners.

A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them. We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues. Toward that end, we have been highly selective with respect to our industry partners. We work with Barclay’s Bank in the United Kingdom and AIB in Ireland to handle all financial transactions between us and our clients and visitors to our clients’ Web sites. All transactions and accounting procedures are automated to avoid human error.

Games.

We believe that an important factor in maintaining and increasing public interest in lotteries is innovation in game design. Our games are designed to attract the interest of potential players and comply with local regulations. We work closely with lottery regulators and our clients to design customized lottery games which are intended to appeal to the populations in which our clients are located. We employ principles of demographics, sociology, psychology, mathematics and computer technology in the development of our games. The principal characteristics of game design include frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our management has extensive expertise in game design that will enhance the marketing of our lottery systems.

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

Technology.

We host our clients’ lotteries on our servers located in the United Kingdom, Ireland and Brazil. The servers are operated by third parties that we have retained to undertake some of our operational obligations for our clients. Our servers are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations include redundant computers, various peripheral devices (such as magnetic storage devices), and various safety, environmental control and security subsystems (including a redundant power supply systems). The software we utilize is designed to provide rapid processing, a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss.

Another critical ingredient to our success is the technological support we offer our clients. Avoiding Web site downtime is essential both to our reputation and to our clients’ ability to maximize their revenues. We (or our partners) monitor and maintain the Web sites and servers on a 24/7 basis to minimize the possibility of downtime or loss of service.

Competition.

The Government licensed lottery market is divided into four distinctive categories: large government operated lotteries; small national operated lotteries; small state-operated lotteries; and independently operated charity lotteries. Present lottery suppliers concentrate their marketing efforts on the large government operated lotteries. As government operated lotteries, these lotteries have the financial wherewithal to install substantial dedicated lottery systems and equipment. Competition for this clientele is competitive; however, this segment of the market is supported by only a few known companies. Competition for small and mid-sized government- and charity- operated lotteries has become more competitive as service providers explore new revenue streams. To date, neither the charity lottery market place nor the internet/wireless lottery marketplace has been significantly penetrated. We have conducted an internal investigation as to those entities specifically engaged in servicing charitable lottery organizations and have determined that this market currently is under-serviced. We believe that by being the first company dedicated to serving this market and given the experience and aptitude of our management, we will be able to establish ourselves as the premier provider of services and products to charitable lottery organizations.

Of important note is that the core business of all major lottery suppliers is entrenched in land-based games and dedicated terminal systems. Substantial capital is invested in these systems, including print facilities to produce instant “scratch” tickets, sales terminals to sell on-line lottery games, or video lottery terminals. It is this substantial capital investment that drives these companies to compete for the large lottery projects. Small lottery operations do not generate the volume required to justify the capital expenditure on their part. Their products and solutions are too expensive to be competitive in the smaller lottery market.

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

Government Regulation.

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

The AIM Offering and the Relationship Between NM-US and NM-PLC.

As previously described, on March 17, 2006, our Irish subsidiary NM-PLC completed an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($2,896,271), after deducting the broker’s placement fees and expenses payable at the closing of the AIM Offering. Prior to the issuance of ordinary shares in the AIM Offering and the issuance of 572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt owed to Milton Dresner and Joseph Dresner, two affiliates of our company, NM-PLC was a wholly owned subsidiary of the NM-US. After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other shares described above, the US company owns approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NM-PLC, each purchased 615,786 ordinary shares in the AIM Offering at the placement price or approximately $540,916.

Zimmerman Adams International Limited (“ZAI”), a securities dealer registered with the London Stock Exchange plc, among other things, (i) served as the placement agent for NM-PLC, (ii) sponsored the common shares for admission to trading on the AIM, (iii) acted as NM-PLC’s financial broker and advisor in connection with the offering and (iv) continues to represent NM-PLC as its nomad [the nominated adviser that sponsored NM-PLC’s ordinary shares for quotation on the AIM as required by AIM rules] and financial advisor. The details of the placement arrangement, the other services provided by ZAI and the fees paid to ZAI were previously reported in NM-US’s quarterly report on Form 10-QSB for the three months ended January 31, 2006.

In November 2005, in anticipation of the AIM Offering, NM-US organized NM-PLC and exchanged all of the outstanding shares of our then wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd. (“New Media International”), for 20,205,129 common shares of NM-PLC. As of the date of this report, the directors of NM-PLC are: John T. Carson, an officer and director of NM-US, Randolph H. Brownell, III, an officer and director of NM-US, Joseph Dresner, a non-executive director of NM-US, Milton Dresner, a non-executive director of NM-US; The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft, an independent, non-executive director and the non-executive chairman; and Paula Horan, an independent, non-executive director.

The directors of New Media International are: John T. Carson; Randolph H. Brownell, III; Paula Horan; Milton Dresner; and Joseph Dresner.

In satisfaction of its obligations to restructure the group’s operations so that all business would be conducted through NM-PLC and its wholly owned subsidiary, New Media International, the group consummated the following transactions, effective as of the date the NM-PLC’s ordinary shares were admitted to trading on AIM:

•
The Company (A) transferred certain significant assets to New Media International, including (i) all of its agreements to operate lotteries and receive services in connection with operating lotteries, except as described below, (ii) all of its furniture and equipment and (iii) certain promissory notes in the original principal amount of $60,000 issued in favor of the Company by New Media Serviços de internet Ltda., our Brazilian joint venture company, and (B) licensed to New Media International the right to use and exploit all intellectual property owned by it as of said date and (C) NM-PLC assumed all of our obligations under the assigned agreements.

•
The Company entered into an agreement with NM-PLC which, among other things, restricts NM-US from (i) competing with the business done by NM-PLC, (iii) voting on any matter that would constitute a conflict of interest between NM-US and NM-PLC, (iii) voting to merge or enter a similar transaction with any affiliate of NM-US. This agreement also provides that NM-US is required to refer all business relating to new media based gaming to NM-PLC and requires that NM-US and certain persons who are affiliates of NM-US and/or NM-PLC, give two days notice with respect to the sale or disposition of any shares of NM-PLC which they may then own or acquire in the future.

•
NM-US transferred all of its employees to New Media International, except that each of the NM-US’s officers and directors prior to the Admission Date were permitted to remain with NM-US in an administrative capacity.

•
New Media International executed a promissory note in favor of NM-US in the amount of $1,500,529.86 representing the amount due for monies loaned and services rendered by NM-US to New Media International over during the period October 2005 through March 2006.

•	NM-US issued an aggregate of 10 million shares of common stock to Milton Dresner and Joseph Dresner upon the conversion of all debt owed to them by the US company as of the Admission Date.

Accordingly, as of the Admission Date, NM-US’s only asset is the ordinary shares it owns in NM-PLC.

NM-PLC was incorporated in the Republic of Ireland with company number 410845 on November 14, 2005 under the Irish Companies Acts as a company limited by shares. NM-PLC operates under the Irish Companies Acts and the regulations made thereunder. The registered office of the Company is at 51/52 Fitzwilliam Square, Dublin 2, Ireland. The principal places of business of NM-PLC is at 22/23 Upper Pembroke Street - Suite 402, Dublin 2, Ireland.

As of the date hereof, NM-PLC is authorized to issue 150,000,000 ordinary shares with a total capitalization of £1,000,000, of which 24,550,000 are outstanding, of which NM-US owns 20,205,129 shares. NM-US has agreed with NM-PLC and ZAI that it will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any interest in the shares it holds in NM-PLC for a period of twelve months from the Admission Date and, for the following period of twelve months, not to dispose of any such shares other than after consultation with ZAI on an orderly market basis.

NM-PLC is governed by among other laws, rules and regulations, the Companies Acts 1963-2005 (as amended) of the Republic of Ireland, the Companies (Amendment) Act 1983 of the Republic of Ireland and by the rules published by London Stock Exchange governing admission to and the operation of AIM. NM-PLC intends to comply so far as is practicable with Combined Code on Corporate Governance (the “Combined Code”) published by the UK’s Financial Reporting Council from time to time to the extent prescribed by Quoted Companies Alliance corporate governance guidelines for AIM companies. Accordingly, NM-PLC has established an audit committee and a remuneration committee. NM-PLC has not established a nomination committee.

The audit committee consists of Lord Mancroft and Ms. Horan and is to meet at least twice each year and will be responsible for ensuring that the financial performance of NM-PLC is properly monitored and reported on. It will meet with the external auditors and review findings of the audit with them. It will meet with the auditors once a year without any members of NM-PLC’s management being present. The audit committee will add a third independent member during the course of the current fiscal year.

The remuneration committee consists of Lord Mancroft and Ms. Horan and reviews the performance of the NM-PLC’s chairman, executive directors, company secretary and such other members of the executive management as it is designated to consider, determine the framework for their remuneration and, within the terms of the agreed policy and in consultation with the Chairman as appropriate, determine the total individual remuneration packages of each executive director including bonuses, incentive payments and share options or other share awards. It will also, subject to NM-PLC’s existing contractual obligations, review the design of all share incentive plans for approval by the board and shareholders of NM-PLC and for each such plan, determine whether awards will be made and, if so, the overall amount of such awards, the individual awards to executive directors and the performance targets to be used. No director will be involved in decisions concerning his own remuneration. The remuneration committee will add a third independent member during the course of the current fiscal year.

The Directors of NM-PLC intend to comply with all corporate governance regulations that will apply to it under Irish law.

Holders of ordinary shares in NM-PLC have rights similar to holders of common stock in US corporations, including, for example, the right to one vote per share and the right to receive pro rata dividends if and when declares by the directors. Holders of ordinary shares in NM-PLC have preemptive rights, i.e., the right of current shareholders to maintain their fractional ownership of a company by buying a proportional number of shares of any future issue of common stock. This will limit the flexibility of NM-PLC to issue shares for cash because the approval of the shareholders at a general meeting will be required.

Employees.

As of August 14, 2006, our group had 16 full-time employees, including four persons in the US corporate office, eleven persons in Canada who engage in product development and one marketing specialist in Ireland. All of the employees are compensated by NM-PLC and New Media International. The officers and directors of NM-US perform administrative functions necessary to maintain the company’s obligations in the United States, including its obligations to file reports under the Securities Exchange Act of 1934, as amended and as required under Delaware law. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

Risk Factors.

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

We are a young company with a limited operating history with significant losses and have generated only limited revenues from operations.

To date, our operations have consisted primarily of conducting an analysis of our industry, development of proprietary lottery systems and developing our business model. In addition, we have entered into agreements to implement and manage lotteries for five clients, three of which are currently operating. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated only limited revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2006, we incurred net losses of $2,088,911.

We cannot assure you that we will be able to execute our business model on an extensive basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

We may require additional financing to sustain our operations. We will require substantial additional financing to take advantage of business opportunities in the future. In accordance with our agreement with NM-PLC, any future financing will be through NM-PLC, the Articles of Association of which provide for preemptive rights, which requirement may constrain that company’s ability to obtain equity financing through the sale of securities. If we are unable to obtain financing as needed, our business and financial condition could be negatively impacted.

Even after giving effect to the proceeds derived by NM-PLC from the AIM Offering, we have limited cash available to sustain our operations, $2,242,883 at April 30, 2006. We expect, though we cannot be certain, that by the end of this 2007 fiscal year, we will be generating sufficient revenues to support our current operations. If revenues are insufficient to support our operations and/or if we desire to expand our operations by developing and implementing lotteries for existing clients and by taking advantage of other business opportunities as they arise, we will require substantial additional financing. New projects require funding to develop the lottery infrastructure and to market the lottery to grow a player base, both of which require significant funds.

In accordance with our agreement with NM-PLC, NM-US is not permitted to engage in lottery business operations, all of which we have agreed to forward to NM-PLC. Accordingly, any financing for lottery operations would be through NM-PLC. The Articles of Association of NM-PLC provide that existing shareholders have preemptive rights which entitle them to buy a proportional number of shares of any future issue of common stock. A waiver of preemptive rights may be made only at a general meeting of shareholders. The additional time required to obtain a waiver of preemptive rights or make a rights offering may result in our losing a business opportunity.

Generally, the ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the status of our business and the development or prospects for development of competitive business operations by others. The necessary additional financing may not be available or may be available only on unfavorable terms. If NM-PLC is unable to raise additional funds when needed, the Company may have to curtail our operations and may lose valuable business opportunities which could harm our reputation and negatively impact our financial condition and results of operations.

To the extent NM-PLC sells additional securities to raise capital, NM-US’s ownership position in NM-PLC will be diluted.

Our sole asset is our ownership of ordinary shares of NM-PLC. To the extent that NM-PLC issues stock to raise funds for operations, our ownership in that company will be diluted, which could negatively impact our financial statements if financing is not arranged on favorable terms.

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

Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewed contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business.

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

All of our clients are based outside the United States and our results of operations could be significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposure arises from current transactions and anticipated transactions denominated in currencies other than United States Dollars and from the translation of foreign currency balance sheet accounts into United States Dollar balance sheet accounts. We expect to be exposed to currency exchange rate fluctuations because all of our revenues will be denominated in currencies other than the United States dollar. Exchange rate fluctuations may adversely affect our operating results and our results of operations.

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

While our stock has been admitted to quotation on the Over-the-Counter Bulletin Board, there has been no trading to date. If no active trading market develops for our common stock, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	our ability to obtain capital;

•	our ability to fully implement our business plan;

•	our ability to take advantage of new business opportunities as they arise;

•	general economic and business conditions, both nationally and in our markets;

•	the effect of government regulation on our industry in each country in which we conduct business;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	other risk factors set forth under "Risk Factors" in this report.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 370 Neff Avenue - Suite L, Harrisonburg, Virginia, where we lease approximately 1,511 square feet of office space. We are leasing this space on a month-to-month basis at a monthly rent of $1,392. We believe that suitable space is available at competitive prices should our company vacate this space.

We also lease approximately 2,200 square feet of office space at Hillsboro Tower, 1800 - 4th Street S.W., Calgary, Alberta, Canada. We lease this space through December 31, 2006 at a monthly rent of $4556 (Canadian) and we will seek to renegotiate a new lease. Due to market conditions in Calgary, we expect an increase in the monthly rent. We believe that suitable space is available should our company vacate this space. Our software and game developers operate from this facility.

We have not determined our future requirements for office space but expect that adequate space will be available on commercially reasonable terms and conditions as necessary.

NM-PLC maintains an office at 22/23 Upper Pembroke Street - Suite 402, Dublin 2, Ireland, where it leases space from John R. McGuire at monthly rent of 1,028 Euros.

NM-PLC and New Media International maintain their registered offices in Ireland at 51/52 Fitzwilliam Square, Dublin 2, Ireland.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the 2006 fiscal year to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

The Company’s common stock was admitted for quotation on the OTC Bulletin Board in July 2005 under the symbol NWMD but has not traded and, consequently, there is no established trading market for our common stock.

Holders.

At August 14, 2006, there were 64 record holders of the Company's common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information as of April 30, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	975,000	$0.31	1,025,000
Equity compensation plans not approved by security holders	1,900,000	$0.35	-
Total	2,875,000	$0.34	1,025,000

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

During the three months ended April 30, 2006, we issued an aggregate of 10,000,000 shares of our common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended afforded by Section 4(2) thereof. We issued 5,000,000 shares to Joseph Dresner upon the conversion of $1,547,137 of debt and accrued interest, or a price of $0.309427 per share and issued 5,000,000 shares to Milton Dresner upon the conversion of $1,539,561 of debt and accrued interest, or a price of $0.307912 per share.

All other issuances of securities during the fiscal year ended April 30, 2006 have been reported in the Forms 10-QSB for the respective quarters the securities were issued.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Background.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd., formerly Lottery Network Services Ltd. (“New Media International”) (collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports internet and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We have begun generating limited revenues from the long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is typically defined as sales less prizes.

We offer an integrated range of products and services to develop, build and host lotteries for state-operated lotteries and their licensees, such as charitable lottery organizations (CLO’s). We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems.

Our market comprises small and mid-sized state-operated and charity operated lotteries. The lotteries we develop and implement target the young-adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices such as cellular telephones, internet and other wireless apparatus into their daily lives.

To date, our most significant activities have consisted of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	developing a proprietary software platform that supports internet website, internet kiosk delivered and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	implementing the technical, operational, design and marketing facets of our business in preparation for a full-scale roll-out of programs;

•	completing a soft launch of our game software on behalf of three clients; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”) from which we realized net proceeds of $2,876,271.

We expect to derive revenues primarily from lottery service contracts, which are typically five years in duration for the base contract term with five-year extension options resulting in total contract lives of in excess of ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery’s gross sales. We also anticipate deriving revenues from the delivery of lottery products to a variety of internet-based kiosks.

All of our clients are outside the United States. In addition, all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we will be subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and political instability.

Our business is highly regulated, and the competition to secure new contracts is often intense.

During fiscal 2006, as a condition to completing the AIM Offering, we restructured our corporate organization so that all of the assets and contracts held by the US parent were transferred to New Media International, all as described elsewhere herein. All of the Company’s operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, both of which are managed, in part, by the directors and officers of NM-US. After giving effect to the sale of 4,344,871 ordinary shares of NM-PLC in the AIM Offering, we own 82.3% of the outstanding shares of that company. NM-US conducts no business operations other than administrative functions necessary to satisfy its various obligations under US corporate and securities laws.

Analysis of Fiscal 2006 Operations.

During the year ended April 30, 2006, we believe that we made significant progress toward becoming a self-sustaining, profitable company. Specifically, we:

•
launched an internet bingo site on behalf of Rehab Lotteries in Ireland and instituted a promotional program under which we offered approximately $125,000 in prize money to develop interest in the site and enrolled over 7,000 players on the Rehab Lotteries bingo site by fiscal year end;

•	completed the implementation of lottery systems for our lottery partners located in Ireland, England and Brazil, which we have been operating on a beta test basis;

•
developed an affiliate tracking system which can track paying customers and the source that directed them to us, which will allow us to offer incentives to advertisers for directing paying customers to our site, which we believe will build player loyalty; and

•	developed several new games targeted at the Brazilian market which we expect will have application to our other clients’ lotteries.

In order to undertake and complete these activities, NM-US borrowed an aggregate of $2,477,460 during the last fiscal year, including an aggregate of $549,704 from Milton Dresner and $427,756 from Joseph Dresner and $1.5 million from Comerica Bank. All of the funds borrowed from the Dresners, including accrued interest, were converted into a total of 10 million shares of NM-US’s common stock in March 2006. The Comerica loan remains outstanding and is guaranteed by the Dresners. The Dresner loans bore interest at the rate of the prime rate of interest charged by Citibank, N.A. plus 2% per annum. The Comerica loan bears interest at a floating rate, at April 30, 2006, the Company had paid an aggregate of $45,222.09 in interest payments to Comerica Bank.

On March 17, 2006, NM-PLC concluded the AIM Offering wherein it sold an aggregate of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($2,896,271) (after deducting the broker’s placement fees and expenses payable at the closing of the offering). We pursued the AIM Offering because, among other reasons, we believe the European market has a more sophisticated understanding of new media gaming opportunities and will be more receptive to our business model and plan of operation. In addition, we hope our corporate visibility and exposure in the European market will provide us with increased access to capital markets there and augment our ability to attract new clients. Moreover, we were unable to identify third party financing for our business in the United States.

Generally, our ability to realize our full revenue-generating potential has been constrained by our lack of funding. Given the timing of the AIM Offering, we were unable to apply the proceeds in a manner that would have had a significant impact on our business and results of operations for the fiscal year ended April 30, 2006.

We are looking at 2006 as a transition year that will be the impetus for our Company to become self-sustaining based upon revenues we expect to generate from current projects on which we laid the groundwork in fiscal 2006. Despite our shortage of working capital during fiscal 2006, the activities we did accomplish will serve as the basis to generate revenues in the coming fiscal year. By completing the implementation of lottery systems for our Irish, English and Brazilian clients and developing an affiliate tracking system which will allow us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. These activities have allowed us to develop a business model that can be replicated and implemented on varying scales in discrete geographical areas in the future. The fundamental elements of the lottery infrastructure we have put in place, including the web site and game concepts we have developed, will reduce the set-up time and organizational and capital costs associated with establishing each client’s internet/wireless presence and can be migrated from client to client, allowing us to repeatedly re-brand our product for other organizations.

To some degree we did not meet all of our business objectives in fiscal 2006 because a significant portion of our management’s business time and effort was consumed and diverted by the AIM Offering. We began the offering process in late September 2005 and realized the proceeds in March 2006 We expect to concentrate predominantly on our core business this year which will allow us to accomplish even more during fiscal 2007.

We expect that fiscal 2007 will see the continued development of our core operations with the cash we derived from the AIM Offering and elevate our business to revenue generating heights. We expect that we will use the proceeds from the AIM Offering substantially as follows:

•	$0.5 million for full marketing launch for our lottery clients in Ireland, England and Brazil;

•	$0.5 million to procure and launch additional lottery contracts; and

•	$1.2 million for general working capital.

We believe that devoting the time and financial resources to market our clients’ lotteries will yield the most productive results and greatest financial return. As we market our clients’ lotteries and build player bases, prizes will grow and we expect that players will increase their volume of play, increasing prizes further and attracting more players, all of which should yield increased revenues.

Simultaneously, we will continue to seek to procure new lottery contracts; however, we expect that we will require additional capital to implement lotteries for any new clients, as further described below. We believe that the practical experience we are gaining and expect to acquire in the coming year with our existing clients will have positive results with respect to new clients. We will have a lottery infrastructure and substantial marketing experience which will accelerate lottery implementation and allow us to focus our marketing efforts to maximum affect.

We continue to be optimistic regarding our opportunity to fill a market niche that is not fully serviced by the large, multinational lottery service corporations and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources and new competitors join the market, we consider this segment of the market to be supported by only a few internationally known companies and that neither the charity lottery market place nor the internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being among the first companies, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

Analysis of Financial Statements

As reported in our financial statements to this Annual Report on Form 10-KSB, for the year ended April 30, 2006 we recognized revenues of approximately $51,000 on net losses of approximately $2,550,000. Our operating expenses during 2006 were unusually high because a significant portion of the our general and administrative expenses were expended in connection with the AIM Offering and we expect these components of our operating expenses to be reduced in the 2007 fiscal year to levels more in line with prior years. The proceeds derived from the AIM Offering had a positive influence on several balance sheet line items, including:

•	our cash position, which increased by $2,150,887, from $92,000 on April 30, 2005 to $2,242,883 on April 30, 2006; and

•	our total current assets which increased by $2,373,463, from $132,875 on April 30, 2005 to $2,506,338 on April 30, 2006.

In addition, while the Company had a working capital deficit of $2,747,539 at April 30, 2005, we had positive working capital of $1,492,039 at April 30, 2006.

Though we borrowed an aggregate of $2,477,460 during the last fiscal year, including an aggregate of $977,460 from the Dresners and $1.5 million from Comerica Bank, we were able to reduce our total current liabilities by approximately $1.8 million by virtue of having converted the entire amounts, including accrued interest, due to Milton Dresner ($1,539,561) and Joseph Dresner ($1,547,137) into 10 million shares of our common stock (an average conversion price of $0.308669 per share). The issuance of the 10 million shares also diluted the holdings of other shareholders.

Liquidity and Capital Resources

At April 30, 2006, our available cash totaled approximately $2,240,000. We had no borrowing capacity and outstanding loans of $1.5 million (not including accrued interest). During fiscal 2006, we generated only minimal revenues from operations amounting to $51,000.

Our business is capital-intensive in that we require cash to implement lotteries for our clients. We require funds primarily to pay for our highly skilled personnel, including our computer programmers, operations specialists and game developers, and to initiate marketing campaigns to promote lotteries and build player bases. We expect our principal sources of liquidity to be existing cash on hand and revenues generated from operations, as we anticipate that we will be generating more meaningful revenues from operations as fiscal 2007 progresses. We expect cash on hand and revenues to support our existing operations and projects for at least the next fiscal year.

We will require significant additional cash to develop and implement lotteries for new clients and without such funds we are hesitant to accept new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proved our business model, we will be able to locate project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. The cost of capital in the future may inhibit our ability to grow our Company.

We expect that the additional funding from outside sources we will require to implement lotteries for new clients will decrease in the next several periods for several reasons. First, we expect to generate revenues sufficient to allow us to implement new client lotteries from internal funds. Second, as we conclude full-scale marketing launches of our clients’ lotteries and player bases grow, we expect to realize a critical mass and economies of scale as we gain more practical experience implementing and operating lotteries. Once the shakeout period ends, in which we learn what marketing techniques are effective and games players find enticing, we will be able to use our resources more efficiently and effectively. For example, we will be able to migrate the fundamental elements of the lottery infrastructure, as described above, from one lottery to another which will reduce the set-up time and organizational and capital costs, and also reduce the cost of acquiring customers and maximizing gross revenues generated per customer, thereby lowering our capital requirements to start-up and maintain new lottery clients. Theoretically, if our business model is accepted, we can concentrate on marketing to new media device users who we believe we can reach inexpensively because (i) we will require a relatively small organizational infrastructure, even when fully operational, (ii) we will have a significant existing library of games to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, internet kiosks and other wireless devices) is inherently inexpensive and the costs are decreasing each year.

Financing Activities During Fiscal 2006

All references below to “£” or “pence” are to British Pounds Sterling and “$” are to US Dollars. The US Dollar amounts reflect the closing exchange rate on March 17, 2006, of £1 for $1.7569, as reported by the Wall Street Journal.

As noted elsewhere herein, on March 17, 2006, NM-PLC concluded the AIM Offering wherein it sold 3,672,572 of its ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696). NM-PLC received net proceeds of approximately £1.65 million ($2,896,271) (after deducting broker’s placement fees and expenses payable at the closing of the offering).

Contractual Obligations.

The following table presents our contractual obligations and commercial commitments as of April 30, 2006:

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases
Operating Leases	321,356	294,722	26,634
Loans Payable	1,500,000		1,500,000
Total Contractual Cash Obligations	1,821,356	294,722	1,526,634

Recent Accounting Developments.

NM-PLC, an 82.3% owned subsidiary, has engaged Ernst & Young - Ireland as its public auditors for matters relating to its AIM listing.

Critical Accounting Policies.

None

ITEM 7. FINANCIAL STATEMENTS

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page 44 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons.

The following table sets forth our officers and directors as of August 14, 2006:

Name	Age	Title	Association with Subsidiaries
John Carson	51	President, Chief Executive Officer and Director	Chief Executive Officer, Director of NM-PLC and director of New Media International
Randolph H. Brownell, III	38	Chief Operating Officer, Chief Financial Officer and Director	Chief Operating Officer, Chief Financial Officer and Director of NM-PLC and director of New Media International
Sterling Herbst	39	Secretary
Joseph Dresner	81	Director	Non-executive director of NM-PLC and non-executive director of New Media International
Milton Dresner	81	Director and Chairman	Non-executive director and secretary of NM-PLC and non-executive director of New Media International
Frederick Winters (1)	50	Director
The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft	49		Non-executive director and the non-executive chairman of NM-PLC
Paula Horan	38		Non-executive director and Secretary of NM-PLC and non-executive director and Secretary of New Media International

(1) Mr. Winters was appointed to the Board as representative of Residential Resales, Inc. pursuant to its Share Exchange Agreement with New Media International dated March 19, 2004. There are no agreements to retain Mr. Winters on the board.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

John Carson has been our Chief Executive Officer, President and a director of the company since July 1, 2004 and has been a director of Lottery Network Services Ltd. since 2001. He also currently serves as the Chief Executive Officer, Director of NM-PLC and as a director of New Media International. Mr. Carson has been an innovator in the lottery industry, having introduced new lottery program delivery models and game formats. During his twenty years in the industry, he has been responsible for all aspects of the operation of lottery companies, including obtaining financing, and increasing profits in each of the ventures in which he previously has been involved. From 1993 to 2000, he was the president and chief executive officer of C.G.I. Inc. where oversaw all sales, operational and administrative functions of the corporation and managed all international sales efforts, securing contracts in 16 countries. From 1988 to 1993, Mr. Carson was an officer at Webcraft Technologies, Inc., as president of the lottery division during 1990 through 1993, as vice president of international sales from 1988 to 1990 and as director of financial planning and business development from 1987 to 1988. At Webcraft, he was responsible for developing new markets, securing financing for a number of international joint ventures and developing new products, including the introduction of licensed entertainment products to the lottery industry. During 1986 and 1987, he served as a senior account executive at Columbia Pictures where he launched seven first run projects and sold first run television shows throughout the Midwest region.

Randolph H. Brownell, III has been our Chief Operating Officer, Chief Financial Officer and a director since July 1, 2004. He had served as our Vice President of Development and Acquisitions from March 2004 to June 30, 2004. He also currently serves as the Chief Operating Officer, Chief Financial Officer and Director of NM-PLC and as a director of New Media International. Since 1996, Mr. Brownell served as president of Virginia Business Planning and Investments LLC. Until 2002, he was active in the operational management of Virginia Business Planning and Investments LLC and conducted all day to day operating activities, created business and marketing plans for various clients, structured and closed financings of up to $5 million, provided business oversight for clients, helped to liquidate companies, evaluated business opportunities and handled international travel and management for numerous clients. Since 2002, Mr. Brownell has served as a director of Lottery Network Services Ltd. and was responsible for overseeing all company employees, co-developing business and strategic planning and preparing and managing that company’s budgets and investment activities. In addition, Mr. Brownell made presentations to potential investors and worked to develop joint ventures, managed and made presentations to other companies in a lead business development role and managed the filings and all corporate documents in Ireland and served as the chair on all board meetings. Mr. Brownell was a director of TreasureTrivia, an entity from which we purchased certain assets and utilized programming services.

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

Joseph Dresner has been a director of our company since March 18, 2004. He also currently serves as a Director of NM-PLC and as a director of New Media International. He is Chairman of the Highland Companies, a Detroit-area-based developer and manager of commercial, industrial and residential properties. Mr. Dresner is a member of the Audit Committee of the Board of Directors of the Company. Mr. Dresner has been a director of Meadowbrook Insurance Group Inc. since 1985. Mr. Dresner was appointed to serve as a director of NM-PLC on November 23, 2005. Mr. Dresner is the brother of Milton Dresner, a director of the Company.

Milton Dresner has been a director of our company since March 18, 2004. He also currently serves as a Director of NM-PLC and as a director of New Media International. For the past 40 years, Mr. Dresner has been co-owner of Highland Management, Highland Construction, Highland Industrial Development, Highland Manufactured Home Properties, and Highland Motel Properties.  Together, these five interacting organizations were involved in every facet of land development, construction, management and leasing.  The Highland Companies have developed, constructed and managed industrial complexes, multi-family units, manufactured home communities, motels and residential subdivisions.  He is also a partner in several investment banking firms in New York.  Mr. Dresner is a life-long entrepreneur and respected businessman, Mr. Dresner has nearly 50 years of experience in a variety of industries including real estate, equities and retail.  Additionally, Mr. Dresner holds dozens of corporate positions ranging from director, partner and co-owner, to stockholder and investor. Mr. Dresner was appointed to serve as a director of NM-PLC on November 23, 2005. Mr. Dresner is the brother of Joseph Dresner, a director of the Company.

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

The following persons serve as non-executive directors of NM-PLC:

The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft, an English citizen, was appointed to serve as the non-executive Chairman and as a director of NM-PLC effective as of the Admission Date. He also serves as a member of NM-PLC’s Audit Committee and Remuneration Committee. Entering the House of Lords as a hereditary peer in 1987 and elected following its reform in 1997, the Lord Mancroft has served on numerous political committees including the House of Lords Select Committee on Broadcasting from 1993-1996 and the Joint Scrutiny Committee on the draft Gaming Bill (2003-2004). Since 1997 he has been a member of the Executive Committee of the Lotteries Council, the trade organization for all lottery promoters and managers in the UK (other than the National Lottery), making representations to the Gambling Commission and Government via the Department of Culture, Media and Sport. He is Chairman of Inter Lotto (UK) Limited and a non-executive director and deputy chairman of ROK Corporation Limited. He has numerous charitable interests and is or has in the past been associated as trustee or chairman with the Mentor Foundations (both UK and International), The Hepatitis C Trust and the Drug & Alcohol Foundation, amongst others. He is also a patron to the Osteopathic Centre for Children, the Dentists Health Support Trust, Exbourne School Trust and the European Association for the Treatment of Addiction.

Paula Horan, an Irish citizen, was appointed to serve as a director and secretary of NM-PLC on 14 November 2005. She also serves as a member of NM-PLC’s Audit Committee and Remuneration Committee. She was appointed a commissioner for oaths by the Supreme Court in Dublin and is a director of several Irish companies including Ansett Worldwide Aviation Ireland Limited. She also serves as a director of New Media International.

Committees of Board of Directors.

The board does not have a nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

Audit Committee

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors.

NM-US does not compensate our directors for serving in such capacity. We reimburse outside directors for all costs and expenses incurred in connection with attending or participating in any board meeting.

Executive Compensation.

The following table sets forth the information regarding compensation paid to the Chief Executive Officer and any other person who received in excess of $100,000 in annual compensation during the last three fiscal years (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a) Name and Principle Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Underlying Options/SARs (#)	(h) LTIP Payouts ($)	(i) All Other Compensation ($)
John Carson, CEO and President (1)	2006 2005	$163,000 $115,000		$1,800		1,100,000 200,000		$61,286
Nathan Miller, President (2)	2004	$1
Randolph Brownell, III, Vice President, COO and CFO (3)	2006 2005	$139,000 $102,000		$1,800		1,000,000 200,000		$53,500

(1)
Mr. Carson commenced his tenure as the President of our Company on July 1, 2004. During the fiscal year ended April 30, 2006, Mr. Carson was compensated in his capacity as Chief Executive Officer of both NM-US (through March 17, 2006) and NM-PLC (March 17, 2006 through April 30, 2006). The amount paid to Mr. Carson for the 2006 fiscal year (A) under column (e) represents a car allowance and (B) under column (i) represents the payment during the fiscal year of (x) deferred salary in the amount of $60,000 and (y) an insurance allowance of $1,286.

(2)	Mr. Miller served as our President from March 19, 2004 through June 30, 2004.
(3)
During the fiscal year ended April 30, 2006, Mr. Brownell was compensated in his capacity as Chief Operating Officer, Chief Financial Officer of both NM-US (through March 17, 2006) and NM-PLC (March 17, 2006 through April 30, 2006). The amount paid to Mr. Brownell for the 2006 fiscal year (A) under column (e) represents a car allowance and (B) under column (i) represents the payment during the fiscal year of (x) deferred salary in the amount of $50,000 and (y) an insurance allowance of $3,500.

Employment Agreements.

NM-US has not entered into written employment agreements with any member of our management. NM-PLC and New Media International compensates all of the Company’s employees. Disclosure relating to all management employment contracts issued by NM-PLC is set forth below.

Other Arrangements and Payment of Deferred Salary

Since the closing of the AIM Offering, NM-PLC has remitted to John T. Carson the sum of $60,000 in payment of deferred salary, leaving $62,500 of deferred salary outstanding as of the date hereof, and remitted to Randolph Brownell, III the sum of $50,000 in payment of deferred salary leaving $50,000 of deferred salary outstanding as of the date hereof.

In addition, until November 30, 2005, Mr. Brownell was reimbursed in the amount of $3,500 per year to pay the cost of his health insurance premiums.

NM-PLC Employment Agreements

Pursuant to an employment agreement dated March 13, 2006, NM-PLC has engaged John Carson to serve as the chief executive officer of NM-PLC at a salary of $192,000 per annum (excluding bonuses and benefits including a payment equal to 10% of his total annual emoluments by way of pension contribution). The initial term of the agreement is for a period of twelve months and thereafter the agreement is terminable by either party on the giving of two month’s written notice. John Carson was appointed a director of the Company on 14 November 2005.

Pursuant to an employment agreement dated March 13, 2006, NM-PLC has engaged Randolph H. Brownell III to serve as the chief operating officer and chief financial officer of NM-PLC at a salary of $168,000 per annum (excluding bonuses and benefits including a payment equal to 10% of his total annual emoluments by way of pension contribution). The initial term of the agreement is for a period of twelve months and thereafter the agreement is terminable by either party on the giving of two month’s written notice.

Joseph Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006 for a fee of £30,000 per annum (excluding bonuses and benefits). The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

Milton Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006 for a fee of £30,000 per annum (excluding bonuses and benefits). The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

Paula Horan has been engaged as a non-executive director and secretary of NM-PLC under the terms of a letter of appointment dated March 13, 2006 for a fee of £30,000 per annum (excluding bonuses and benefits). The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

The Rt. Hon. Lord Mancroft has been appointed a non-executive director of NM-PLC, effective as of the Admission Date, under the terms of a letter of appointment dated March 1, 2006 for a fee of £50,000 per annum subject to annual review. NM-PLC sold 100,000 of its Ordinary Shares, having a total value of £50,000 at the placing price in the AIM Offering, to Lord Mancroft on Admission for a subscription price equal to the nominal value per Ordinary Share.

Option Grants in the Last Fiscal Year.

The following table presents certain information concerning stock options granted to the Named Executives under our various stock option plans during the fiscal year ended April 30, 2006.

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John T. Carson	1,100,000	44.9%	$0.35	11/2/2015
Randolph Brownell, III	1,000,000	40.8%	$0.35	11/2/2015

Fiscal Year-End Option Numbers and Values.

The following table sets forth additional information as of April 30, 2006, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
John T. Carson	-0-	-0-	1,300,000/0	$0/$0
Randolph Brownell, III	-0-	-0-	1,200,000/0	$0/$0

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports and written representations from reporting persons, during the fiscal year ended April 30, 2006, all reports required to be filed in connection with the grant of options to each of John Carson, Randolph Brownell, III, Sterling Herbst and Frederick Winters were filed late. All reports required to be filed under Section 16(a) will be filed with the Securities and Exchange Commission within four weeks of the filing of this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At August 14, 2006, there were 21,442,143 shares of our Common Stock outstanding. The following table sets forth information as of August 14, 2006, regarding the beneficial ownership of our common stock by (1) each director and officer, (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Securities attributed to the individuals named below include securities convertible into common stock within 60 days of August 6, 2004.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
John Carson (3)	1,92,187,714	9.62%
Randolph H. Brownell, III (4)	1,474,286	6.51%
Sterling Herbst (5)	96,429	*
Joseph Dresner	7,000,000	32.65%
Milton Dresner	7,000,000	32.65%
Frederick Winters (6)	50,000	*
Nathan Miller (7)	3,345,715	15.60%
All officers and directors as a group (6 persons) (8)	17,808,429	82.10%
* Less than 1%.

(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Based on 21,442,143 shares outstanding.
(3)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 1,300,000 shares of common stock.
(4)	Includes 274,286 shares of common stock and options to purchase 1,200,000 shares of common stock.
(5)	Includes 21,429 shares of common stock and options to purchase 75,000 shares of common stock.
(6)	Consists solely of options to purchase shares of common stock.
(7)
Includes 345,715 shares over which Mr. Miller exercises beneficial control which are registered in the names of entities in which Mr. Miller is a part owner along with Nancy Bowman, a former officer and director of the Company.

(8)	Includes options to purchase an aggregate of 2,625,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period March 19, 2004 through March 17, 2006, Milton Dresner and Joseph Dresner, directors of NM-US, NM-PLC and New Media International, have been lending funds to the companies required for operations. On March 17, 2006, the closing date of the AIM Offering, all amounts owed to each of Milton Dresner and Joseph Dresner were repaid by each company, excluding $150,000 owed to Milton Dresner by New Media International payable on demand. As of March 17, 2006, NM-US owed Milton Dresner the sum of $1,539,561, including interest, which was converted into 5,000,000 shares of our common stock at a price of $0.307912 per share. As of March 17, 2006, NM-US owed Joseph Dresner the sum of $1,547,137, including interest, which was converted into 5,000,000 shares of our common stock at a price of $0.309427 per share. As of March 17, 2006, NM-PLC owed Milton Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering. As of March 17, 2006, NM-PLC owed Joseph Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering.

Milton Dresner and Joseph Dresner, the principal shareholders and directors of the NM-US and directors of NM-PLC, each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $540,916.

As referenced above, in the three months prior to the closing of the AIM Offering, Milton Dresner, a principal shareholder and director of the NM-US and directors of NM-PLC, loaned New Media International the sum of $150,000. New Media International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%.

During March 2004, Nathan Miller, then an officer and director of the Company, converted an aggregate of $539,315 of debt of Lottery Network Services Ltd. into 9,000 ordinary shares of that company. The debt was converted at premiums above the par value per Lottery Network Services ordinary share at $59.92 per share. Pursuant to the Share Exchange Agreement, Mr. Miller converted all of his shares of Lottery Network Services into 3,000,000 shares of our Common Stock. At April 30, 2006, NM-US was indebted to Mr. Miller in the amount of $183,177, plus $24,917 in accrued interest, which is repayable on terms to be determined.

During March 2004, Joseph Dresner, a director of the Company and the brother of Milton Dresner, converted an aggregate of $300,000 of debt of New Media International, formerly Lottery Network Services Ltd., into 7,000 ordinary shares of that company. The debt was converted at a premium of $42.86 per share above the par value thereof.

During March 2004, Milton Dresner, a director of the Company and the brother of Joseph Dresner, converted an aggregate of $350,000 of debt of New Media International, formerly Lottery Network Services Ltd.; into 7,000 ordinary shares of that company. The debt was converted at a premium of $50 per share above the par value thereof.

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

ITEM 13. EXHIBITS

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9

10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7
10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principal amount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9

10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9
10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9
10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	10
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	10

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with the Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Filed herewith.

Item 14. Principle Accountant Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2006 fiscal year ending on April 30, 2006 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $33,750. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2004 fiscal year and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $22,600 (including direct engagement expenses).

AUDIT-RELATED FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2006 fiscal year were $-0-. The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2005 fiscal year were $2,029. Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company for the 2006 fiscal year were $0. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2005 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Bouwhuis, Morrill & Company, other than the audit services, audit-related services, and tax services, were $0 for the 2006 fiscal year and $0 for the 2005 fiscal year.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006	By:	/s/ John T. Carson
Name: John T. Carson Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ John T. Carson John T. Carson	President and Director	August 14, 2006
/s/ Randolph H. Brownell, III Randolph H. Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	August 14, 2006
/s/ Sterling Herbst Sterling Herbst	Secretary	August 14, 2006
/s/ Joseph Dresner Joseph Dresner	Director	August 14, 2006
/s/ Milton Dresner Milton Dresner	Director	August 14, 2006
/s/ Frederick Winters Frederick Winters	Director	August 14, 2006

ITEM 7. FINANIAL STATEMENTS

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES
(Formerly Residential Resales, Inc.)

Financial Statements for the Years
Ended April 30, 2006 and 2005
and Report of Independent Registered
Public Accounting Firm

Bouwhuis, Morrill & Company, LLC Certified Public Accountants	12 South Main, Suite 208 Layton, Utah 84041 801-546-1357 Tel 801-546-1348 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. & Subsidiaries
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheet of New Media Lottery Services, Inc. & Subsidiaries as of April 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Lottery Services, Inc. & Subsidiaries as of April 30, 2006 and the consolidated results of their operations and their cash flows for the years ended April 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company
August 4, 2006

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As at April 30, 2006

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,242,883
Accounts receivable	54,884
Other receivables	84,225
Marketable securities (Note 3)	18,000
Prepaid assets	106,344

Total Current Assets	2,506,336

PROPERTY AND EQUIPMENT, NET (Note 2)	249,505

TOTAL ASSETS	$2,755,841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$366,152
Deferred compensation	112,500
Due to related parties (Note 4)	202,465
Loans payable - related parties (Note 5)	333,177

Total Current Liabilities	1,014,294

NOTES PAYABLE - LONG-TERM PORTION	1,500,000

TOTAL LIABILITIES	2,514,294

MINORITY INTEREST	3,777,976

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(6,880,234)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(31,325)
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(3,536,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,755,841

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	April 30,
	2006	2005

NET REVENUES	$51,380	$-

OPERATING EXPENSES

Depreciation & amortization expense	115,046	13,506
General and administrative	493,521	211,309
Management fees	101,000	294,000
Professional fees	503,332	454,082
Programming fees	526,489	420,482
Rent expense	60,822	60,945
Website expense	273,602	91,943

Total Operating Expenses	2,073,812	1,546,267

LOSS FROM OPERATIONS	(2,022,432)	(1,546,267)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	3,170
Interest income	14	-
Interest expense	(242,623)	(140,028)

Total Other Income (Expenses)	(242,609)	(136,858)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(2,265,041)	(1,683,125)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	176,130	-

NET LOSS	$(2,088,911)	$(1,683,125)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,108,810	11,167,143

COMPREHENSIVE INCOME

NET LOSS	$(2,088,911)	$(1,683,125)

Foreign currency translation adjustment	(33,572)	2,247
Unrealized gain on marketable securities	(12,000)	30,000

COMPREHENSIVE LOSS	$(2,134,483)	$(1,650,878)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, April 30, 2004	11,167,143	$11,167	$2,055,757	$(3,108,198)	$-	$-

Foreign currency translation	-	-	-	-	2,247	-

Unrealized gain on marketable securities	-	-	-	-	30,000	-

Net loss for the year ended
April 30, 2005	-	-	-	(1,683,125)	-	-

Balance, April 30, 2005	11,167,143	11,167	2,055,757	(4,791,323)	32,247	-

Common stock issued for software at	275,000	275	224,725
$0.91 per share, May,2005

Common stock issued in conversion of	10,000,000	10,000	3,076,699	-	-	-
debt at $0.31 per share, March 2006

Consolidation of subsidiaries	-	-	(2,021,493)	-	-	3,777,976

Unrealized loss on marketable securities	-	-	-	-	(12,000)	-

Foreign currency translation	-	-	-	-	(33,572)	-

Net loss for the year ended
April 30, 2006	-	-	-	(2,088,911)	-	-

Balance, April 30, 2006	21,442,143	$21,442	$3,335,688	$(6,880,234)	$(13,325)	$3,777,976

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,088,911)	$(1,683,125)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	115,046	13,506
Gain on settlement of debt	-	(3,170)
Minority interest in subsidiaries losses	(176,130)	-
Change in operating assets and liabilities:
Accounts receivable	(54,884)	-
Accounts payable and accrued expenses	157,652	241,497
Deferred compensation	(94,000)	96,000
Prepaid assets	(97,773)	(8,571)
Other receivables	(81,921)	(2,304)
Due to related parties	(2,000)	-

Net Cash Used by Operating Activities	(2,322,921)	(1,346,167)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(81,764)	(44,238)

Net Cash Used by Investing Activities	(81,764)	(44,238)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(49)
Proceeds from issuance of common stock	3,309,829	-
Common stock offering costs	(1,092,220)	-
Proceeds from issuance of notes payable	1,500,000	-
Proceeds from issuance of notes
payable, related parties	977,460	1,309,905
Payments on notes payable	(105,929)	(750)

Net Cash Provided by Financing Activities	4,589,140	1,309,106

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(33,572)	2,247

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,150,883	(79,052)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,242,883	$92,000

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	April 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$57,180	$194
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for note payable	$2,785,981	$-
Note payable issued to purchase equipment	$-	$6,679
Increase (decrease) in fair value
of marketable securities	$(12,000)	$30,000
Common stock issued for interest payable	$300,717	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In February 2005, the Virginia corporation merged with and into New Media Lottery Services, Inc., a corporation organized under the laws of the State of Delaware, which succeeded to the Virginia corporation’s reporting requirements under the Securities Exchange Act of 1934, as amended. Under the terms of the merger agreement, each outstanding share of the Virginia corporation automatically was changed and converted into one share of the common stock of the Delaware corporation

In November 2005, New Media Lottery Services, Inc. organized New Media Lottery Services, Plc. and exchanged all of the outstanding shares of New Media Lottery Services (International), Ltd. it owned for 20,205,129 common shares of New Media Lottery Services, Plc., representing the only outstanding shares of that corporation as of said date.

On March 17, 2006, our Irish subsidiary, New Media Lottery Services, Plc concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,232,696). After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we own approximately 82.3% of New Media Lottery Services, Plc’s outstanding capital stock.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

a.	Nature of Operations

New Media Lottery Services, Inc., through its direct and indirect subsidiaries, designs, builds, implements, manages, hosts and supports internet and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We also design and distribute games for use on video lottery terminals and other electronic kiosks.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
b. Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected an April 30 year-end.

c. Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

d. Use of Estimates in the Preparation of Consolidated Financial Statements

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

e. Property and Equipment

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

Asset Class	Life	2006
Computer Equipment	3 Years	$83,712
Furniture & Equipment	7 Years	10,377
Computer Software	3 Years	285,617
Less - Accumulated Depreciation & Amortization		(130,201)
Net Property and Equipment		$249,505

Depreciation expense for the years ended April 30, 2006 and 2005 was $115,046 and $13,506, respectively.

f. Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30,	April 30,
	2006	2005
Net loss (numerator)	$(2,088,911)	$(1,683,125)
Weighted average shares outstanding (denominator)	13,108,810	11,167,143
Loss per share amount	$(0.16)	$(0.15)

Stock options have not been included as their effect is antidilutive.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At April 30 2006 and 2005, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on their financial position, results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on consolidation of entities defined as variable interests. Variable interests are entities that expose the holder of the interest to another entity’s expected losses and expected residual returns. Using the guidance of FIN 46, the Company has consolidated its fifty percent interest in the Brazilian joint venture.

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of April 30, 2006 and 2005.

At April 30, 2006 , the Company has capitalized approximately $1,600,000 (for tax purposes) as Internal Revenue Code Section 195 start up costs. The Company’s LNS subsidiary has capitalized approximately $3,800,000 as Code Section 195 start up expenditures. These start-up expenditures represent substantially all Company and subsidiary expenditures from inception to December 2005. With the January 2006 inception of operating revenues by the Company’s foreign subsidiary, the Company has deemed that business has begun operations, as defined by Section 195. These cumulative startup costs will be amortized over sixty months for income tax accounting purposes separately on each company’s tax return. The Company and its LNS subsidiary will not file a consolidated income tax return. Neither the domestic parent or the foreign subsidiaries expect any income tax expense for the year ended April 30, 2006.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

j. Principles of Consolidation

The consolidated financial statements include the accounts of New Media Lottery Services, Inc., and its wholly-owned subsidiaries New Media Lottery Services, Inc. (Canada), New Media Lottery Services, Plc and New Media Lottery Services (International) Limited. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Using the guidance of FIN 46, the Company has consolidated its fifty percent interest in the Brazilian joint venture.

k. Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

l. Concentrations of Credit Risk (Cash balances at a single financial institution)

The Company maintains its cash balances in secured financial institutions. Two of these institutions are in the United States and are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2006 the Company had no uninsured cash balances in the United States. The remainder of the Company’s cash reserves are held in Ireland with Allied Irish Bank.

m. Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended April 30, 2006 and 2005 were $135,977 and $4,952, respectively.

n. Prior Year Development Stage

In the year ending April 30, 2005 and prior years, the Company was a development stage company. For the year ended April 30, 2006, the Company began operations and realized significant revenues. Therefore, the Company is no longer a development stage company and is not required to present the cumulative disclosures required by SFAS 7 Accounting And Reporting by Development Stage Enterprises.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities at April 30, 2006 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115. Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

April 30,
2006
Fair value of marketable securities at beginning of year	$30,000
Realized gain (loss) on marketable securities	--
Proceeds from the sale of marketable securities	--
Unrealized gain (loss) on marketable securities	(12,000)
Fair value of marketable securities at end of year	$18,000

Unrealized holding gains and losses are reported in other comprehensive income

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 4 -	RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, stockholders and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business. The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company’s common stock or have provided the necessary operating capital to continue pursuing its business.

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Miller & Earle, PLLC

The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder of the Company. The Company paid ME $0 and $1,531 during the years ending April 30, 2006 and 2005. The Company owed ME $202,465 at April 30, 2006 and 2005 (see Note 9).

Virginia Business Planning and Investments

The Company has used the services of Virginia Business Planning and Investments (VBP) for consulting services or operating capital. Some of the Company’s major shareholders are the majority owners of VBP. The Company owed VBP $0 and $2,000 at April 30, 2006 and 2005. The company paid Virginia Business Planning $2,000 and $0 during the years ended April 30, 2006 and 2005, respectively.

Nathan Miller

As April 30, 2006, New Media Lottery Services, Inc. was indebted to Nathan Miller, a former officer and director of the company and current major shareholder, in the amount of $183,177, plus $24,917 in accrued interest, which is repayable on terms to be determined.

Milton Dresner

In three months prior to the closing of the AIM Offering, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $150,000. New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 5 -	LOANS PAYABLE - RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

April 30,
2006
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	150,000
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	--
Total Loans Payable	333,177
Less: Current Portion	(333,177)
Long-Term Loans Payable	$--

NOTE 6 -	NOTES PAYABLE

Notes payable consisted of the following:

April 30,
2006
Capital lease payable to a finance company with imputed interest of 12.097%, due
December 31, 2006, secured by equipment	$--
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due October 10, 2007	1,500,000
Total Notes Payable	1,500,000
Less: Current Portion	--
Long-Term Notes Payable	$1,500,000

Fiscal
Year Ending
April 30	Amount
2007	$--
2008	1,500,000
Thereafter	--
$1,500,000

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

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

Effective May 2005, the Company issued 275,000 shares of its common stock for software per the agreement dated May 6, 2005.

Effective March 2006, the Company issued 10,000,000 shares of its common stock to convert loans payable - related party in the amount of $3,086,698.

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

Operating Leases

At April 30, 2006, the Company was obligated under an agreement to lease office space for the development of its gaming software in Alberta, Canada. This lease payment averages $4,556 (Canadian) per month and expires December 31, 2006.

At April 30, 2006, the Company was obligated under an agreement to lease office space for the Company offices in Dublin, Ireland. The lease payment is 1,028 euros per month and expires March 30, 2008.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 9 -	COMMITMENTS AND CONTINGENCIES (Continued)

Compensation Agreements

The Company has compensation agreements with two key management personnel in the amounts of $192,000 and $168,000 per year. These agreements, dated March 13, 2006, are thru New Media Lottery Services, PLC for an initial term of twelve months.

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

NOTE 10 -	EMPLOYEE STOCK OPTIONS
The following tables summarize the information regarding employee stock options at April 30, 2006:

Outstanding, April 30, 2005	425,000
Granted	2,450,000
Canceled	--
Exercised	--
Outstanding, April 30, 2006	2,875,000
Weighted average exercise price of options outstanding at April 30, 2006	$0.34

		Outstanding		Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/06	Life (years)	Price	at 4/30/06	Price

$ 0.25	425,000	8.90	$0.25	425,000	$0.25

$0.35	2,450,000	9.50	$0.35	2,450,000	$0.35

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
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 10 - EMPLOYEE STOCK OPTIONS (Continued)

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions; dividend yield of zero percent for all years; expected volatility of 10.6%; risk-free interest rate of 4.26 percent to 4.65 percent and expected life of 10.0 years.

Under the accounting provisions of SFAS No. 123, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	April 30,
	2006	2005
Net loss:
As reported	$(2,065,362)	$(1,683,125)
Pro forma	$(2,065,362)	$(1,689,040)

Basic loss per share:
As reported	$(0.16)	$(0.15)
Pro forma	$(0.16)	$(0.15)

NOTE 11 - GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred losses of approximately $6,900,000 from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,536,429.

Management is continually striving to overcome our operating losses by expanding the player base of our various projects and thereby increasing our operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised $3.2 million from its public offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 - SUBSIDIARY CAPITAL STOCK OFFERING

On March 17, 2006, the Company’s subsidiary, New Media Lottery Services, Plc, issued 3,672,572 shares in a public offering on the Alternative Investment Market on the London stock exchange, “AIM.” The subsidiary received 1,836,262 pounds sterling from the offering. Offering expenses were $1,641,056 as measured in US dollars.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 13 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company conducts its operations from facilities that are leased under three noncancelable operating leases.

The Company leases an office at 370 Neff Avenue, Suite L, Harrisonburg, Virginia. The office is approximately 1,511 square feet. This lease is on a month-to-month basis at $1,392.

The Company leases approximately 2,200 square feet of office space at Hillsboro Tower, 1800-4th Street, SW, Calgary, Alberta, Canada. This lease terminates December 31, 2006 and has a monthly rent of $4,456 (Canadian).

New Media Lottery Services, PLC, leases an office at 22/23 Upper Pembroke Street, Suite 402, Dublin 2, Ireland, from John R. McGuire at a 1,028 euros monthly rent. This lease end March 30, 2008

The Company contracted on July 7, 2005 with Hosting 365, Limited, to provide on-line website hosting and to lease computer hardware. The agreement requires a $3,375 monthly fee and expires June 30, 2006.

The Company has a contract, dated May 6, 2005, with Alladdin Lotteries, Limited. The Company is obligated to pay a $8,000 monthly fee for payment processing and lottery management/consulting services. This obligation continues through April 2007.

The Company also has a contract with Parlay Entertainment Limited. The financial terms of this contract are confidential, however, the minimum fee requirements have been included in the following table.

The following is a schedule of future minimum rental payments and commitments required under the above agreements as of April 30, 2006:

Year Ending
April 30,	Amount

2007	$294,722.00
2008	26,634.00
Thereafter	-

Rental expense was $60,822 in 2006, and $60,945 in 2005.

NOTE 14 - MAJOR CUSTOMER AND FOREIGN OPERATIONS

The Company received virtually all of its revenue from Rehab Net Games Limited, an Irish corporation.

In addition, the Company is subject to the economic, political and social instability risks of doing business in a foreign jurisdiction.