Form 10QSB
period 2006-07-31
New Media Lottery Services Inc
filed 2006-09-19
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 19, 2006 there were _21,442,143_ shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATION

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2006, on September 14, 2006, the Audit Committee of the Board of Directors of New Media Lottery Services, Inc. (the “Company”), after discussion with the Company’s management, concluded that the Company’s audited consolidated financial statements for the fiscal year ended April 30, 2006 (the “Financial Statements”) included in the Company’s annual report on Form 10-KSB for the fiscal year ended April 30, 2006 (the “2006 Annual Report”), contain an error and should no longer be relied upon. The Company will restate the Financial Statements to correct the error by filing an amendment to the 2006 Annual Report.

The Financial Statements improperly reduced consolidated net loss by $234,551. This $234,551 represents the Company’s interest in it’s 82.3% owned Irish subsidiary’s increased net loss of $284,995, which increase consists of costs incurred in connection with an offering of securities in Europe by that subsidiary. According to the provisions of the SEC’s Codification of Staff Accounting Bulletins Topic 5A, the $284,995 should be recorded as a reduction in the gross proceeds relating to the completed offering. The error resulted from a consolidation oversight where the offering costs were incorrectly accounted for in the subsidiary’s records. A wholly-owned subsidiary of the 82.3% owned subsidiary of the Company paid offering expenses on its parent’s behalf of $284,995. During consolidation, these items were incorrectly treated as both a reduction of general and administrative expenses and additional paid-in capital via intercompany accounts. Management of the Company identified the error in the manner in which it accounted for these costs in the course of preparing the Company’s quarterly report on Form 10-QSB for the three months ended July 31, 2006.

The Financial Statements will be restated to reflect a $284,995 increase in general and administrative expenses and a $50,444 increase in minority interest in subsidiaries’ losses on the consolidated statements of operations and corresponding increases of $234,551 in both minority interest and accumulated deficit on the consolidated balance sheet. The restatement of the Financial Statements will result in a change to the Company's consolidated balance sheet and the consolidated statements of operations, cash flows, and stockholders' deficit for the fiscal year ended April 30, 2006 but is not expected to have an adverse effect on the Company’s business outlook for future fiscal periods, nor impact the Company’s cash position or future cash flows from operations.

The Company will file an amendment to the 2006 Annual Report which includes the restated audited financial statements within the next three days.

The information contained in the consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-QSB for the three months ended July 31, 2006 have been prepared assuming the adjustments to the Original Financial Statements described herein have been made.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

July 31,
2006
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$1,147,964
Accounts receivable	120,609
Other receivables	84,225
Marketable securities	18,000
Prepaid assets	106,469

Total Current Assets	1,477,267

PROPERTY AND EQUIPMENT, NET	215,546

TOTAL ASSETS	$1,692,813

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$365,051
Deferred compensation	112,500
Due to related parties	202,465
Loans payable - related parties	333,177

Total Current Liabilities	1,013,193

NOTES PAYABLE - LONG-TERM PORTION	1,500,000

TOTAL LIABILITIES	2,513,193

MINORITY INTEREST	3,832,117

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(8,012,611)
Accumulated other comprehensive income
Foreign currency translation adjustment	(15,016)
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(4,652,497)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,692,813

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	July 31,
	2006	2005

NET REVENUES	$54,057	$-

OPERATING EXPENSES

Depreciation & amortization expense	30,359	25,846
General and administrative	373,400	121,946
Management fees	30,959	72,000
Professional fees	265,161	90,247
Programming fees	166,838	97,418
Rent expense	20,996	14,008
Website expense	206,437	24,189

Total Operating Expenses	1,094,150	445,654

LOSS FROM OPERATIONS	(1,040,093)	(445,654)

OTHER INCOME (EXPENSES)

Loss on sale of property and equipment	(10,539)	-
Interest income	4,220	-
Interest expense	(31,825)	(34,722)

Total Other Income (Expenses)	(38,144)	(34,722)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(1,078,237)	(480,376)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	180,410	-

NET LOSS	$(897,827)	$(480,376)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	11,427,197

OTHER COMPREHENSIVE INCOME

NET LOSS	(897,827)	(480,376)

Foreign currency translation adjustment	16,309	1,951

COMPREHENSIVE LOSS	$(881,518)	$(478,425)

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	July 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(897,827)	$(480,376)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	30,359	25,846
Loss on disposition of assets	10,539	-
Minority interest in subsidiaries losses	(180,410)	-
Change in operating assets and liabilities:
Accounts receivable	(65,725)
Accounts payable and accrued expenses	(1,100)	23,993
Deferred Compensation	-	16,000
Prepaid assets	(125)	(4,661)
Other receivable	-	2,304

Net Cash Used by Operating Activities	(1,104,289)	(416,894)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(6,939)	(27,702)

Net Cash Used by Investing Activities	(6,939)	(27,702)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans
payable, related parties	-	458,057
Payments on notes payable	-	(512)

Net Cash Provided by Financing Activities	-	457,545

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	16,309	(1,951)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,094,919)	10,998

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,242,883	92,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,147,964	$102,998

Cash paid for interest	$35,218	$172
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2006 Annual Report on Form 10-KSB, as amended. Operating results for the three-months ended July 31, 2006 are not necessarily indicative of the results to be expected for year ending April 30, 2007.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, as amended, for the year ended April 30, 2006, the Company has incurred operating losses of approximately $7,114,785 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,770,980. Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2006 of approximately $898,000 (excluding minority interest). These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 -	RESTATED FINANCIAL STATEMENTS

The Company will restate its audited consolidated financial statements for the year ended April 30, 2006 included in its Annual Report on Form 10-KSB for the year then ended (the “2006 Annual Report”) to correct for errors in recording certain expenses. In the audited financial statements included in 2006 Annual Report (the “Original Financial Statements”), the Company improperly reduced its consolidated net loss by $234,551. This $234,551 represents the Company’s interest in it’s 82.3% owned Irish subsidiary’s increased net loss of $284,995, which increase consists of costs incurred in connection with an offering of securities by that subsidiary in Europe. Under the Securities and Exchange Commission’s Codification of Staff Accounting Bulletins Topic 5A, the $284,995 should have been recorded as a reduction in the gross proceeds relating to the completed offering. The Original Financial Statements will be restated to reflect a $284,995 increase in general and administrative expenses and a $50,444 increase in minority interest in subsidiaries’ losses on the consolidated statements of operations and corresponding increases of $234,551 in both minority interest and accumulated deficit on the consolidated balance sheet. The restatement of the Financial Statements will result in a change to the Company's consolidated balance sheet and the consolidated statements of operations, cash flows, and stockholders' deficit for the fiscal year ended April 30, 2006 but is not expected to have an adverse effect on the Company’s business outlook for future fiscal periods, nor impact the Company’s cash position or future cash flows from operations. In addition, the 2006 Annual Report will be amended to revise footnote eleven which makes reference to the company’s losses during fiscal 2006.

We expect to file the amendment to the 2006 Annual Report within the next three days.

The information contained in the consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-QSB for the three months ended July 31, 2006 have been prepared assuming the adjustments to the Original Financial Statements described herein have been made.

Item 2. Management’s Discussion or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our clients’ electronic lottery and bingo operations and our ability to obtain capital as necessary to expand existing operations and implement new projects. We cannot assure you that we will achieve profitability, that our clients’ operations will generate the revenues we expect or that we will have the capital to complete any or all of our existing or future projects.

Overview.

During the three months ended July 31, 2006, we recorded revenues of $54,000 on net losses of approximately $898,000. We have accelerated marketing efforts in connection with our Irish client’s internet bingo operations which have yielded positive results that have exceeded our expectations. We continue to develop the electronic lottery and bingo platforms that we can easily migrate among our clients. Our expenses have increased significantly as we continue to allocate funds to the development of gaming software, to marketing our client’s bingo web site and to general and administrative expenses and professional fees incurred in connection with our European operations. Though our cash position is diminishing, we expect that (i) revenues generated from our client’s bingo Web site in Ireland will continue to increase, (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland during the next two quarters and (iii) we will begin to recognize revenues upon the inauguration of our Brazilian client’s operations during the second fiscal quarter of this year, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business.

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd., formerly Lottery Network Services Ltd. (“New Media International”) (collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports internet and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing limited services to clients in August 2003. We have begun generating limited revenues from the long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is typically defined as sales less prizes.

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

Our market comprises small and mid-sized state-operated and charity operated lotteries. The lotteries we develop and implement target the young-adult generation of potential lottery players who do not relate to the traditional paper-based games their parents play and who incorporate new media devices, such as cellular telephones, internet and other wireless apparatus into their daily lives.

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, internet kiosk delivered and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	implementing the technical, operational, design and marketing facets of our business in preparation for a full-scale roll-out of programs;

completing a soft launch of our game software on behalf of three clients;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”) from which we realized net proceeds of $2,876,271.

We expect to derive revenues primarily from lottery service contracts, which are typically five years in duration for the base contract term with five-year extension options resulting in total contract lives of in excess of ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery’s net sales. We also anticipate deriving revenues from the delivery of lottery products to a variety of internet-based kiosks.

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

Our business is highly regulated, and the competition to secure new contracts is often intense.

Plan of Operation.

Our business can be divided into three discrete components, as follows:

•	identifying and contracting with new clients;

•	developing, implementing and hosting lotteries; and

•	gaming software development for our clients’ lotteries and third parties.

During fiscal 2007, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed in this section under the sub-heading “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues. We believe that both developing our existing clients’ lottery programs and gaming software development represent the most effective and efficient use of our capital. We intend to re-invest profits generated from these operations to grow our business and provide funds to expand existing clients’ programs and develop programs for new clients.

During the year ended April 30, 2006, we began generating limited revenues from the long-term agreements with our clients and believe that we made significant progress toward becoming a self-sustaining, profitable company. Specifically, we:

•
launched an internet bingo site on behalf of Rehab Lotteries, in Ireland and instituted a promotional program under which we offered approximately $125,000 in prize money to develop interest in the site and enrolled over 7,000 players on the Rehab Lotteries bingo site by fiscal year end;

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

•	developed several new games targeted at the Brazilian market which we expect will have application to our other clients’ lotteries; and

•
completed the development and testing of a new NMLS back office system and games that Inspired Broadcast Networks will load onto its lottery kiosk terminals which will be situated at social establishments throughout Ireland on behalf of Rehab Lotteries .

In order to undertake and complete these activities, we borrowed an aggregate of $2,477,460 during the last fiscal year ($977,460 of which was converted into shares of our common stock) and our Irish subsidiary, New Media-PLC, completed an offering of its securities on the AIM operated by the London Stock Exchange plc under which it received net proceeds of approximately £1.65 million ($2,896,271).

The cumulative result of our activities to date has allowed us to develop a business model that can be replicated and implemented on varying scales in discrete geographical areas in the future. The fundamental elements of the lottery infrastructure we have established, including the development of proprietary software platforms that support internet website, internet kiosk delivered and mobile phone lottery operations and the web site and game concepts we have developed, will reduce the set-up time and organizational and capital costs associated with establishing each client’s internet/wireless presence and can be migrated from client to client, allowing us to repeatedly re-brand our product for other organizations. In addition, the completion of the proprietary software platforms that support several different access modalities allows us to develop new games for these systems rapidly.

By completing the implementation of lottery systems for our Irish, English and Brazilian clients and developing an affiliate tracking system which will allow us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of our Irish client, Rehab Lotteries, represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the development of this program during the current quarter by implementing both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab’s internet bingo operations on a expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations.

Once we have augmented the marketing program for Rehab Lotteries in Ireland, we expect to focus on the operations of our Brazilian clients which have licenses to offer internet lottery products from the Brazilian States of Para and Santa Catarina.

During the first fiscal quarter or 2007, our clients, Rehab Lotteries and Inspired Broadcasting Networks plc, completed in-house testing of the gaming software we have been developing for the kiosk lottery terminals Inspired will operate on behalf of Rehab. Inspired has advised us that during October, it intends to place terminals at several locations in Ireland to field test the kiosks and the players’ response to the games and system we developed. Roll-out of the Inspired kiosks on a commercial basis will be dependent upon the results of field testing and the speed with which the kiosks can be manufactured. Inspired has advised us that it expects field testing should be completed during the current quarter. The kiosks will be sited at pubs and other social establishments, initially in Ireland and eventually in England. Subject to the results of the initial test marketing, Inspired has planned a substantial roll out of additional lottery kiosks. Revenues generated by the kiosks will be apportioned between Inspired, the retail establishments and Rehab lotteries, which will receive one third of the net revenues and we will receive 50% of the proceeds allocated to Rehab.

We will continue our efforts to procure new lottery contracts. While we expect that the cost to develop and implement lottery systems for new clients will decrease for each new client during the next several years as we become more efficient in our ability to migrate our existing lottery programs to new clients, marketing a lottery is highly capital intensive. Currently, we do not possess the financial resources to devote to the marketing and advertising phases of any new programs in which we may become involved that are required for the program to achieve profitability. Accordingly, we expect to enter into contracts only with entities for which we believe we could obtain financing to support such operations.

We continue to be optimistic regarding our opportunity to fill a market niche that is not fully serviced by the large, multinational lottery service corporations and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources and new competitors enter the market, we consider this segment of the market to be supported by only a few internationally known companies and that neither the charity lottery market place nor the internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and personnel have the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being among the first companies, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

Results of Operations for the Three Months ended July 31, 2006.

For the three months ended July 31, 2006, we recorded revenue of $54,000 as compared to no revenue during the same period in 2005. Revenues generated in this quarter are attributable exclusively to our Irish client’s Web based bingo operations which we began marketing in earnest during the quarter. As of July 31, 2006 has NMLS incurred expenses of approximately $300,000 that are recoupable out of the Irish Bingo operations before our client will begin participating in Net Revenues.

For the three months ended July 31, 2006, our net losses increased by approximately $418,000 or 47% to approximately $897,000 as compared to net losses of approximately $480,000 during the same period in 2005. Our losses were attributable primarily to an increase in operating expenses incurred both because we utilized the proceeds received from the offering of securities completed by our Irish subsidiary in March 2006 (the “European Offering”) for certain business purposes as described in more detail below and for general and administrative expenses and professional fees incurred in connection with our European operations. Net loss per share for the quarter ended July 31, 2006 was $.04, identical to the loss per share over the same period during the prior year, because the holders of approximately $3.087 million of debt agreed to convert the debt into 10 million shares of common stock in March 2006.

Given the limited availability of funds to us during the year prior to the completion of the European Offering and the considerable time our management devoted thereto which diverted their attention from our core business operations, we had deferred completing certain existing projects and undertaking new projects until later periods. Accordingly, once we received the proceeds of this offering, we immediately began allocating them to pressing requirements including implementing a promotional campaign for our Irish client’s Web based bingo operations (which costs are included in the line item titled “Website expenses,” which increased by 753% to $206,437 during the 2006 period over the same period during the prior year) and continuing the development of gaming software (reflected in the line item titled “Programming Fees” which increased by approximately 71% to $166,838 during the 2006 period over the same period during the prior year). General and administrative expenses increased by 206% to $373,400 during the quarter as compared to $121,946 over the same period during the prior year. In addition, professional fees increased by 194% to $265,161during the quarter as compared to $90,247 over the same period during the prior year. The general and administrative expenses and professional fees increased as a result of our Irish subsidiary’s becoming a publicly traded company on the AIM in London and the need to comply with applicable laws in the various jurisdictions in which that subsidiary operates and in connection with the preparation of annual disclosure documents, including audited financial statements, in the United States and Europe.

Liquidity and Capital Resources.

Our business is capital-intensive in that we require cash to implement lotteries for our clients. We have expended considerable capital and will continue to allocate significant financial resources to develop the fundamental elements of an internet and wireless device based lottery infrastructure which allows us to migrate this infrastructure from client to client and re-brand our product for other organizations. While these efforts will reduce the set-up time and organizational and capital costs associated with establishing each client’s internet/wireless presence, we require significant capital to market and promote each lottery to build a player base and achieve profitability. We also require capital to retain our highly skilled personnel, including our computer programmers, operations specialists and game developers.

We expect our principal sources of liquidity to be existing cash on hand and revenues generated from operations, as we anticipate that we will be generating more meaningful revenues from operations as fiscal 2007 progresses.

Cash used in operations increased $648,496 to $1,104,289 used during the first three months of 2006 compared to $416,894 used during the same period in 2005. Working capital decreased approximately $1.03 million to $464,074 at July 31, 2006 compared to $1.49 million at April 30, 2006. Our working capital ratio at July 31, 2006 was 1.49 to 1 compared to 2.47 to 1 at April 30, 2006. The decrease in working capital was primarily related to cash used in operations, mainly for general and administrative expenses, professional fees, programming fees and web site expense.

Cash and cash equivalents decreased to $1.147 million at July 31, 2006 from $2.242 million at April 30, 2006, primarily as a result of cash used to fund operating activities. We had no borrowing capacity under lines of credit and outstanding loans of $1.5 million (not including accrued interest). During the first fiscal quarter of 2007, we generated revenues from operations amounting to $54,057 on net losses of $897,827.

Our near-term business priorities are to implement a full-scale marketing and promotional campaign for Rehab Lottery’s bingo site to both increase the player base and the amount wagered per player and to roll-out electronic lotteries for our Brazilian client. The infrastructure of the systems for our Brazilian client is sufficiently advanced such that we expect that we could commence concentrated marketing activities during the 2nd quarter of fiscal 2007 and begin to recognize meaningful revenues from these operations during 3rd quarter of 2007. We believe that we will have sufficient cash, derived from the proceeds of the offering completed by our subsidiary in March 2006 and from revenues generated from operations, to undertake these activities.

We will require significant additional cash to develop and implement lotteries for new clients and without such funds we are hesitant to accept new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management believes that once we have proved our business model, we will be able to locate project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. The availability and cost of capital in the future may inhibit our ability to grow our Company.

We expect that the additional funding from outside sources which we will require to implement lotteries for new clients will decrease in the coming periods for several reasons. First, we expect to generate revenues sufficient to allow us to implement new client lotteries, including the ability to execute marketing and promotional campaigns, from internal funds. Second, as we continue to develop the electronic platforms that are the backbone of our operations, we expect to realize a critical mass and take advantage of economies of scale as we gain more practical experience implementing and operating lotteries. Finally, once the shakeout period ends, in which we learn what marketing techniques are effective and identify the games players find attractive, we will be able to allocate our resources more efficiently and effectively. For example, we will be able to migrate the fundamental elements of the lottery infrastructure, as described above, from one lottery to another which will reduce the set-up time and organizational and capital costs, and also reduce the cost of acquiring player and maximizing gross revenues generated per player, thereby lowering our capital requirements to start-up and maintain new lottery clients. Theoretically, if our business model is accepted, we can concentrate on marketing to new media device users who we believe we can reach inexpensively because (i) we will require a relatively small organizational infrastructure, even when fully operational, (ii) we will have a significant existing library of games to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, internet kiosks and other wireless devices) is inherently inexpensive and the costs are decreasing each year.

Our future liquidity and capital requirements to execute our near-term plans will depend on a number of factors, including the speed at which our existing operations grow, our ability to bring our other clients’ operations on-line and our ability to raise additional capital in a timely manner through additional investment.

We believe that our current cash resources and expected revenues from operations will be sufficient to support our current business goals and objectives.. If we do not recognize revenues at such rate, we may have to modify our business plan, attempt to raise additional capital or seek other forms of relief. In addition, we cannot assure you that we would be successful in raising additional capital, if necessary, at terms acceptable to the Company, or at all. We also cannot assure you that we will achieve profitability.

Financing Activities During the Last Quarter.

We did not enter into any financing arrangements during the last quarter.

Critical Accounting Policies.

NONE

Revenue Recognition.

NONE

OFF-BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our limited revenues, our future capital needs, uncertainty of capital funding, acceptance of our product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 3. Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended January 31, 2006, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 19, 2006	By: /s/ John T. Carson
John T. Carson
President

By:/s/ Randolph H. Brownell, III
Chief Operating Officer and
Chief Financial Officer