Form 10KSB/A
period 2006-04-30
New Media Lottery Services Inc
filed 2006-09-27
CIK 1172635

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We are amending our Annual Report on Form 10-KSB (the "Original Filing") for the fiscal year ended April 30, 2006 to restate our consolidated financial statements for the year then ended and the related disclosures. This Form 10-KSB/A also includes the restatement of certain of the financial information presented in the first risk factor included under Part I - Item 1 - Description of Business, Part I - Item II Management’s Discussion or Plan of Operation, and Part II - Item 12 - Certain Relationships and Related Transactions. See Note 15 to the consolidated financial statements for a summary of the restated amounts.

We are also amending the narrative portion of the Original Filing to incorporate adjustments made to the gross proceeds and net proceeds received from the offering of securities completed by our Irish subsidiary in Europe in March 2006 (the “Offering”). The Original Filing references dollar amounts received from the sale of the securities sold in the Offering based upon the exchange rate for British Pounds Sterling to US Dollars on March 17, 2006. This Annual Report on Form 10-KSB/A adjusts the amount of gross proceeds and net proceeds received from the Offering to reflect the exchange rates from British Pounds Sterling to Euros to US Dollars as of April 30, 2006 which comports with the exchange rates for such currencies used in the audited consolidated balance sheet.

On September 14, 2006, we concluded that our consolidated financial statements for the year ended April 30, 2006 included in the Original Filing (the “Financial Statements”) should be restated to correct the following accounting matters:

1)
The Financial Statements reflected a $234,551 increase to consolidated net loss, which represents the Company’s portion of the increased net loss of $284,995 incurred by New Media Lottery Services plc, an Irish corporation of which we own 82.3% (“NM-PLC”). A wholly-owned subsidiary of the 82.3% owned subsidiary of the Company paid $284,995 offering expenses on its parent’s behalf. During consolidation, the $284,995 was incorrectly treated as both a reduction of general and administrative expenses and a cumulatively equal understatement of $184,994 accounts payable and accrued expenses and $100,000 payments on notes payable on the statement of cash flows.

2)
The Statement of Cash Flows understated $208,079 in offering proceeds with a corresponding $208,079 understatement of the offering costs. This is a reclassification adjustment and consequently the net effect of this change is zero as to the net offering proceeds.

3)
The Statement of Cash Flows incorrectly reflects a $100,000 payment on notes payable that was a $100,000 payment on notes payable related parties. This is a reclassification that has a zero net change to total payments on notes payable.

4)	The Statement of Cash Flows understated the proceeds from issuance of notes payable to related parties by $100,000. This is the same $100,000 discussed in item one above.

The Company’s management identified theses corrections in the course of preparing the Company’s quarterly report on Form 10-QSB for the three months ended July 31, 2006. The Financial Statements reflecting year end April 30, 2006 results are restated in this Annual Report on Form 10-KSB/A.

i

The restatement of the Financial Statements has caused changes to the Company's consolidated balance sheet and the consolidated statements of operations, cash flows, and stockholders' deficit for the fiscal year ended April 30, 2006 but these changes are not expected to have an adverse effect on the Company’s business outlook for future fiscal periods, nor impact the Company’s cash position or future cash flows from operations

Management and the Audit Committee of the Company have evaluated the impact of the restatement of the previously issued financial statements on the Company’s assessments of the effectiveness of its internal control over financial reporting as of the applicable period, including whether a material weakness existed in the Company’s internal control over financial reporting for such period. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Management and the Audit Committee of the Company have determined that the errors in the Financial Statements included in the 2006 Annual Report were an isolated event and are unlikely to occur again and that it is unlikely that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in the future. Accordingly, management and the Audit Committee of the Company have determined that no material weakness existed in the Company’s internal control over financial reporting for the period for which the Company’s financial statements are being restated and will not recommend any changes to such controls and procedures.

The financial information that has been previously filed or otherwise reported for the year ended April 30, 2006 is superseded by the financial information in this Annual Report on Form 10-KSB/A. Accordingly, the consolidated financial statements and related financial information contained in the Original Filing should no longer be relied upon.

All of the information in this Form 10-KSB/A is as of April 30, 2006 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 15. Only the following items have been amended as a result of the restatement:

Part I - Item 1 - Description of Business;

Part II - Item 6 - Management’s Discussion or Plan of Operation;

Part II - Item 7 - Financial Statements; and

Part II - Item 12 - Certain Relationships and Related Transactions

Other than as discussed above, this Form 10-KSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-KSB/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing. In addition, this Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

ii

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

On March 17, 2006, our Irish subsidiary, NM-PLC concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,517,908)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($3,177,194) (after deducting the broker’s placement fees and expenses payable at the closing of the offering). After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we own approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). As a condition to the completion of the AIM Offering, we undertook an organizational restructuring, the net effect of which is that all business operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, as more fully described below under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.”

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

The AIM Offering and the Relationship Between NM-US and NM-PLC.

As previously described, on March 17, 2006, our Irish subsidiary NM-PLC completed an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,517,908)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($3,177,194), after deducting the broker’s placement fees and expenses payable at the closing of the AIM Offering. Prior to the issuance of ordinary shares in the AIM Offering and the issuance of 572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt owed to Milton Dresner and Joseph Dresner, two affiliates of our company, NM-PLC was a wholly owned subsidiary of the NM-US. After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other shares described above, the US company owns approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NM-PLC, each purchased 615,786 ordinary shares in the AIM Offering at the placement price or approximately $540,916.

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

To date, our operations have consisted primarily of conducting an analysis of our industry, development of proprietary lottery systems and developing our business model. In addition, we have entered into agreements to implement and manage lotteries for five clients, three of which are currently operating. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated only limited revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2006, we incurred net losses of $2,323,461.

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

In order to undertake and complete these activities, NM-US borrowed an aggregate of $2,577,460 during the last fiscal year, including an aggregate of $599,704 from Milton Dresner and $477,756 from Joseph Dresner and $1.5 million from Comerica Bank. Except for $150,000 owed by New Media International to Milton Dresner, all of the funds borrowed from the Dresners, including accrued interest, were converted into a total of 10 million shares of NM-US’s common stock in March 2006. The Comerica loan remains outstanding and is guaranteed by the Dresners. The Dresner loans bore interest at the rate of the prime rate of interest charged by Citibank, N.A. plus 2% per annum. The Comerica loan bears interest at a floating rate, at April 30, 2006, the Company had paid an aggregate of $45,222.09 in interest payments to Comerica Bank.

On March 17, 2006, NM-PLC concluded the AIM Offering wherein it sold an aggregate of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,517,908)(the “AIM Offering”). NM-PLC received net proceeds of approximately £1.65 million ($3,177,194) (after deducting the broker’s placement fees and expenses payable at the closing of the offering). We pursued the AIM Offering because, among other reasons, we believe the European market has a more sophisticated understanding of new media gaming opportunities and will be more receptive to our business model and plan of operation. In addition, we hope our corporate visibility and exposure in the European market will provide us with increased access to capital markets there and augment our ability to attract new clients. Moreover, we were unable to identify third party financing for our business in the United States.

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

Analysis of Financial Statements

As reported in our financial statements to this Annual Report on Form 10-KSB/A, for the year ended April 30, 2006 we recognized revenues of approximately $51,000 on net losses of approximately $2,550,000 before minority interest. Our operating expenses during 2006 were unusually high because a significant portion of the our general and administrative expenses were expended in connection with the AIM Offering and we expect these components of our operating expenses to be reduced in the 2007 fiscal year to levels more in line with prior years. The proceeds derived from the AIM Offering had a positive influence on several balance sheet line items, including:

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

Though we borrowed an aggregate of $2,577,460 during the last fiscal year, including an aggregate of $1,077,460 from the Dresners and $1.5 million from Comerica Bank, we were able to reduce our total current liabilities by approximately $1.8 million by virtue of having converted the entire amounts, including accrued interest, due to Milton Dresner ($1,539,561) and Joseph Dresner ($1,547,137) into 10 million shares of our common stock (an average conversion price of $0.308669 per share), except for $150,000 owed by New Media International to Milton Dresner. The issuance of the 10 million shares also diluted the holdings of other shareholders.

Liquidity and Capital Resources

At April 30, 2006, our available cash totaled approximately $2,240,000. We had no borrowing capacity and outstanding loans of $1.833 million (not including accrued interest). During fiscal 2006, we generated only minimal revenues from operations amounting to $51,000.

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

As noted elsewhere herein, on March 17, 2006, NM-PLC concluded the AIM Offering wherein it sold 3,672,572 of its ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,517,908). NM-PLC received net proceeds of approximately £1.65 million ($3,177,194) (after deducting broker’s placement fees and expenses payable at the closing of the offering).

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

Critical Accounting Policies.

None

ITEM 7. FINANCIAL STATEMENTS

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB/A, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the period covered by this Annual Report on Form 10-KSB/A, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period March 19, 2004 through March 17, 2006, Milton Dresner and Joseph Dresner, directors of NM-US, NM-PLC and New Media International, have been lending funds to the companies required for operations. On March 17, 2006, the closing date of the AIM Offering, all amounts owed to each of Milton Dresner and Joseph Dresner then outstanding were repaid by each company, excluding $150,000 owed to Milton Dresner by New Media International which is payable on demand. As of March 17, 2006, $1,539,561 of debt, including interest, owed by NM-US to Milton Dresner was converted into 5,000,000 shares of our common stock at a price of $0.307912 per share. As of March 17, 2006, NM-US owed Joseph Dresner the sum of $1,547,137, including interest, which was converted into 5,000,000 shares of our common stock at a price of $0.309427 per share. As of March 17, 2006, NM-PLC owed Milton Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering. As of March 17, 2006, NM-PLC owed Joseph Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering.

Milton Dresner and Joseph Dresner, the principal shareholders and directors of the NM-US and directors of NM-PLC, each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $540,916.

During December 2005, each of Milton Dresner and Joseph Dresner loaned NM-US $50,000 which it repaid to them without interest eight days later upon the receipt of funding from Comerica Bank on an additional $500,000 loan discussed elsewhere herein.

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

ITEM 13. EXHIBITS

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2

2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2

10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7
10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principalamount of $1,000,000 made by New Media Lottery Services, Inc.in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9

10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9
10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9
10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	11
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	11
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	11
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	11

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with the Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.
11.	Filed herewith.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2006	By:	/s/ John T. Carson
Name: John T. Carson Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ John T. Carson John T. Carson	President and Director	September 26, 2006
/s/ Randolph H. Brownell, III Randolph H. Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	September 26, 2006
/s/ Sterling Herbst Sterling Herbst	Secretary	September 26, 2006
/s/ Joseph Dresner Joseph Dresner	Director	September 26, 2006
/s/ Milton Dresner Milton Dresner	Director	September 26, 2006
/s/ Frederick Winters Frederick Winters	Director	September 26, 2006

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

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company
August 4, 2006, except for Note 15 as to which the date is September 19, 2006

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As at April 30, 2006
(restated)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,242,883
Accounts receivable	54,884
Other receivables	84,225
Marketable securities (Note 3)	18,000
Prepaid assets	106,344

Total Current Assets	2,506,336

PROPERTY AND EQUIPMENT, NET (Note 2)	249,505

TOTAL ASSETS	$2,755,841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$366,152
Deferred compensation	112,500
Due to related parties (Note 4)	202,465
Loans payable - related parties (Note 5)	333,177

Total Current Liabilities	1,014,294

NOTES PAYABLE - LONG-TERM PORTION	1,500,000

TOTAL LIABILITIES	2,514,294

MINORITY INTEREST	4,012,527

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(7,114,785)
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(31,325)
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(3,770,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,755,841

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	April 30,
	2006	2005
	(restated)
NET REVENUES	$51,380	$-

OPERATING EXPENSES

Depreciation & amortization expense	115,046	13,506
General and administrative	778,515	211,309
Management fees	101,000	294,000
Professional fees	503,332	454,082
Programming fees	526,489	420,482
Rent expense	60,822	60,945
Website expense	273,602	91,943

Total Operating Expenses	2,358,806	1,546,267

LOSS FROM OPERATIONS	(2,307,426)	(1,546,267)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	3,170
Interest income	14	-
Interest expense	(242,623)	(140,028)

Total Other Income (Expenses)	(242,609)	(136,858)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(2,550,035)	(1,683,125)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	226,574	-

NET LOSS	$(2,323,461)	$(1,683,125)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.18)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,108,810	11,167,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(2,323,461)	$(1,683,125)

Foreign currency translation adjustment	(33,572)	2,247
Unrealized gain on marketable securities	(12,000)	30,000

COMPREHENSIVE LOSS	$(2,369,033)	$(1,650,878)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
(restated)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, April 30, 2004	11,167,143	$11,167	$2,055,757	$(3,108,198)	$-	$-

Foreign currency translation	-	-	-	-	2,247	-

Unrealized gain on marketable securities	-	-	-	-	30,000	-

Net loss for the year ended
April 30, 2005	-	-	-	(1,683,125)	-	-

Balance, April 30, 2005	11,167,143	11,167	2,055,757	(4,791,323)	32,247	-

Common stock issued for software at	275,000	275	224,725
$0.91 per share, May,2005

Common stock issued in conversion of
debt at $0.31 per share, March 2006	10,000,000	10,000	3,076,699	-	-	-

Consolidation of subsidiaries	-	-	(2,021,493)	-	-	4,012,527

Unrealized loss on marketable securities	-	-	-	-	(12,000)	-

Foreign currency translation	-	-	-	-	(33,572)	-

Net loss for the year ended
April 30, 2006	-	-	-	(2,323,461)	-	-

Balance, April 30, 2006	21,442,143	$21,442	$3,335,688	$(7,114,784)	$(13,325)	$4,012,527

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	April 30,
	2006	2005
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,323,461)	$(1,683,125)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	115,046	13,506
Gain on settlement of debt	-	(3,170)
Minority interest in subsidiaries losses	(226,574)	-
Change in operating assets and liabilities:
Accounts receivable	(54,884)	-
Accounts payable and accrued expenses	342,646	241,497
Deferred compensation	(94,000)	96,000
Prepaid assets	(97,773)	(8,571)
Other receivables	(81,921)	(2,304)
Due to related parties	(2,000)	-

Net Cash Used by Operating Activities	(2,422,921)	(1,346,167)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(81,764)	(44,238)

Net Cash Used by Investing Activities	(81,764)	(44,238)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(49)
Proceeds from issuance of common stock	3,517,908	-
Common stock offering costs	(1,300,299)	-
Proceeds from issuance of notes payable	1,500,000	-
Proceeds from issuance of notes
payable, related parties	1,077,460	1,309,905
Payments on notes payable, related parties	(100,000)	-
Payments on notes payable	(5,929)	(750)

Net Cash Provided by Financing Activities	4,689,140	1,309,106

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(33,572)	2,247

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,150,883	(79,052)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,242,883	$92,000

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	April 30,
	2006	2005
	(restated)
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

On March 17, 2006, our Irish subsidiary, New Media Lottery Services, Plc concluded an offering of 3,672,572 ordinary shares at a price of 50 pence ($.878) per share for an aggregate gross offering price of approximately £1.84 million ($3,517,908). After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we own approximately 82.3% of New Media Lottery Services, Plc’s outstanding capital stock.

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

f. Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30, 2006	April 30, 2005

Net loss (numerator)	$(2,323,461)	$(1,683,125)
Weighted average shares outstanding (denominator)	13,108,810	11,167,143
Loss per share amount	$(0.18)	$(0.15)

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

Milton Dresner

In three months prior to the closing of the AIM Offering, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $150,000. New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%. During December 2005, Milton Dresner loaned New Media Lottery Services, Inc. $50,000 which it repaid to him without interest eight days later upon the receipt of funding from Comerica Bank on an additional $500,000 loan.

Joseph Dresner

During December 2005, Joseph Dresner loaned New Media Lottery Services, Inc. $50,000 which it repaid to him without interest eight days later upon the receipt of funding from Comerica Bank on an additional $500,000 loan.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 5 -	LOANS PAYABLE - RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

April 30,
2006
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	150,000
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	-
Total Loans Payable	333,177
Less: Current Portion	(333,177)
Long-Term Loans Payable	$-

NOTE 6 -	NOTES PAYABLE

Notes payable consisted of the following:

April 30,
2006
Capital lease payable to a finance company with imputed interest of 12.097%, due December 31, 2006, secured by equipment	$-
Comerica Bank note with interest approximately equal to the Euro dollar prime rate Plus 2.5%, due October 10, 2007	1,500,000
Total Notes Payable	1,500,000
Less: Current Portion	-
Long-Term Notes Payable	$1,500,000

Fiscal Year Ending April 30	Amount

2007	$-
2008	1,500,000
Thereafter	-
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

NOTE 10 -	EMPLOYEE STOCK OPTIONS The following tables summarize the information regarding employee stock options at April 30, 2006:

Outstanding, April 30, 2005	425,000

Granted	2,450,000
Canceled	-
Exercised	-

Outstanding, April 30, 2006	2,875,000

Weighted average exercise price of options outstanding at April 30, 2006	$0.34

		Outstanding		Exercisable
Exercise Prices	Number Outstanding at 4/30/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 4/30/06	Weighted Average Exercise Price

$ 0.25	425,000	8.90	$0.25	425,000	$0.25

$0.35	2,450,000	9.50	$0.35	2,450,000	$0.35

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

Under the accounting provisions of SFAS No. 123, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	April 30,
	2006	2005
Net loss:
As reported	$(2,323,461)	$(1,683,125)
Pro forma	$(2,323,461)	$(1,689,040)

Basic loss per share:
As reported	$(0.18)	$(0.15)
Pro forma	$(0.18)	$(0.15)

NOTE 11 -
GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred losses of approximately $7,100,000 from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,770,980.

Management is continually striving to overcome our operating losses by expanding the player base of our various projects and thereby increasing our operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised approximately $3.5 million from its public offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 -
SUBSIDIARY CAPITAL STOCK OFFERING

On March 17, 2006, the Company’s subsidiary, New Media Lottery Services, Plc, issued 3,672,572 shares in a public offering on the Alternative Investment Market on the London stock exchange, “AIM.” The subsidiary received 1,836,262 pounds sterling from the offering. Offering expenses were $1,300,299 as measured in US dollars.

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

NOTE 14 -
MAJOR CUSTOMER AND FOREIGN OPERATIONS

The Company received virtually all of its revenue from Rehab Net Games Limited, an Irish corporation.

In addition, the Company is subject to the economic, political and social instability risks of doing business in a foreign jurisdiction.

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS The Company’s restated consolidated financial statements for the year ended April 30, 2006 reflect the following adjustments:

1)	General and administrative expenses increased by $284,994. Accounts payable and accrued expenses increased by $184,994. Payments on notes payable decreased by $100,000.

2)
Offering proceeds were understated by $208,079 with a corresponding $208,079 understatement of the offering costs. This is a reclassification adjustment and consequently the net effect of this change is zero as to the net offering proceeds.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

3)
Payment on notes payable was overstated $100,000 while payment on notes payable related parties was understated $100,000. This is a reclassification that has a zero net change to total payments on notes payable.

The above adjustments increased net loss by $234,550 before minority interest and net loss by $284,994. Basic and diluted net loss per share have increased to $0.18 per share.

The above adjustments have impacted the Financial Statements as shown in the table below:

	Original	Amended	Difference
Balance Sheet
Minority Interests	3,777,976	4,012,527	234,551
Accumulated Deficit	(6,880,234)	(7,114,785)	(234,551)
Total Stockholders’ Deficit	(3,536,429)	(3,770,980)	(234,551)

Statements of Operations
General and Administrative	493,521	778,515	284,994
Total Operating Expenses	2,073,812	2,358,806	284,994
Loss from Operations	(2,022,432)	(2,307,426)	(284,994)
Net Loss Before Income Taxes and Minority Interest	(2,265,041)	(2,550,035)	(284,994)
Minority Interest in Subsidiary Losses	176,130	226,574	50,444
Net Loss	(2,088,911)	(2,323,461)	(234,550)
Basic and Diluted Net Loss Per Share	(0.16)	(0.18)	(0.02)
Net Loss	(2,088,911)	(2,323,461)	(234,550)
Comprehensive Loss	(2,134,483)	(2,369,033)	(234,550)

Statements of Cash Flow
Net Loss	(2,088,911)	(2,323,461)	(234,550)
Minority Interest in Subsidiary Losses	(176,130)	(226,574)	(50,444)
Accounts Payable and Accrued Expenses	157,652	342,646	184,994
Net Cash Used by Operating Activities	(2,322,921)	(2,422,921)	(100,000)
Proceeds from Issuance of Common Stock	3,309,829	3,517,908	208,079
Common Stock Offering Costs	(1,092,220)	(1,300,299)	(208,079)
Proceeds from Issuance of Notes Payable, Related Parties	977,460	1,077,460	100,000
Payments on Notes Payable	(105,929)	(5,929)	100,000
Payments on Notes Payable, Related Parties		(100,000)	(100,000)
Net Cash Provided by Financing Activities	4,589,140	4,689,140	100,000

Consolidated Statements of Stockholders’ Deficit
Consolidated of Subsidiaries	3,777,976	4,012,527	234,551
Net Loss for the year ended April 30, 2006	(2,088,911)	(2,323,461)	(234,550)

In addition, the restatement also resulted in changes to Notes 1,2f, 4, 10, 11 and 12.

The information contained in the financial statements and notes thereto reflect the adjustments described herein and does not reflect events occurring after September 15, 2006, the date of the original filing of our Annual Report on Form 10-KSB for the year ended April 30, 2006, or modify or update those disclosures that have been affected by subsequent events.