Form 10QSB
period 2006-10-31
New Media Lottery Services Inc
filed 2006-12-20
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2006

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
________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 19, 2006 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(unaudited)

ASSETS

October 31,
2006
CURRENT ASSETS

Cash and cash equivalents	$266,713
Accounts receivable	291,741
Marketable securities	15,000
Prepaid assets	113,837

Total Current Assets	687,291

PROPERTY AND EQUIPMENT, NET	340,264

TOTAL ASSETS	$1,027,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$411,770
Deferred compensation	112,500
Due to related parties	202,465
Loans payable - related parties	333,177

Total Current Liabilities	1,059,912

NOTES PAYABLE - LONG-TERM PORTION	1,500,000

TOTAL LIABILITIES	2,559,912

MINORITY INTEREST	3,860,776

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(8,745,634)
Accumulated other comprehensive income
Foreign currency translation adjustment	(19,629)
Unrealized gain on marketable securities	15,000

Total Stockholders' Deficit	(5,393,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,027,555

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

NET REVENUES	$153,163	$-	$207,220	$-

OPERATING EXPENSES

Depreciation and amortization expense	34,933	27,555	65,292	53,401
General and administrative	395,869	184,097	769,269	306,043
Management fees	62,906	9,000	93,865	81,000
Professional fees	213,056	55,947	478,217	146,194
Programming fees	165,801	124,020	332,639	221,438
Rent expense	23,954	14,708	44,950	28,716
Website expense	123,997	41,581	330,434	65,770

Total Operating Expenses	1,020,516	456,908	2,114,666	902,562

LOSS FROM OPERATIONS	(867,353)	(456,908)	(1,907,446)	(902,562)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	34	-	(10,505)	-
Interest income	2,712	750	6,932	750
Interest expense	(35,350)	(49,638)	(67,175)	(84,360)

Total Other Income (Expenses)	(32,604)	(48,888)	(70,748)	(83,610)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(899,957)	(505,796)	(1,978,194)	(986,172)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	(166,936)	-	(347,346)	-

NET LOSS	$(733,021)	$(505,796)	$(1,630,848)	$(986,172)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.08)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	11,442,143	21,442,143	11,396,310

OTHER COMPREHENSIVE INCOME

NET LOSS	$(733,021)	$(505,796)	$(1,630,848)	$(986,172)

Foreign currency translation adjustment	(4,615)	(301)	11,694	(2,252)
Unrealized loss on marketable securities	(3,000)	-	(3,000)	-

COMPREHENSIVE LOSS	$(740,636)	$(506,097)	$(1,622,154)	$(988,424)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	October 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,630,848)	$(986,172)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	65,292	53,401
Loss on disposition of assets	10,539	-
Minority interest in subsidiaries losses	(151,751)	-
Change in operating assets and liabilities:
Accounts receivable	(152,632)	-
Accounts payable and accrued expenses	45,617	160,884
Deferred Compensation	-	16,000
Prepaid assets	(7,493)	3,757
Other receivable	-	1,554
Due to related parties	-	(2,000)

Net Cash Used by Operating Activities	(1,821,276)	(752,576)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(166,590)	(39,745)

Net Cash Used by Investing Activities	(166,590)	(39,745)

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred costs	-	(279,213)
Loans to related parties	(17,500)	(60,000)
Capital contributed by shareholders	17,500	-
Proceeds from issuance of notes payable	-	1,000,000
Proceeds from issuance of loans payable, related parties	-	776,491
Payments on notes payable	-	(5,929)

Net Cash Provided by Financing Activities	-	1,431,349

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	11,696	(2,252)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,976,170)	636,776

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,242,883	92,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$266,713	$728,776

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$65,259	$564
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for assets	$-	$8,250
Capital assets acquired for accounts payable	$-	$216,750

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2006 Annual Report on Form 10-KSB, as amended. Operating results for the six-months ended October 31, 2006 are not necessarily indicative of the results to be expected for year ending April 30, 2007.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, as amended, for the year ended April 30, 2006, the Company has incurred operating losses of approximately $7,114,785 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,770,980. Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2006 of approximately $1,907,000 (excluding minority interest). These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

On October 4, 2006, Cell Phone Systems SA, a Venezuelan company of which we own 45% of the outstanding capital stock (“CPS”), entered into an agreement with the State of Aragua, Venezuela to provide mobile lottery games, internet gaming and sports betting and permits CPS to introduce Fixed Odds Betting Terminals ("FOBT") to the Venezuelan market for the first time. We accrued $72,500 as of October 31, 2006, for expenses related to the acquisition of the contract.

During the six months ended October 31, 2006, the Company acquired an exclusive license from Las Vegas Gaming, Inc. (“LVGI”) to utilize their numbers generating engine for lottery applications. NMLS Plc. issued LVGI 200,000 new ordinary shares as consideration for the grant of the license and issued an additional 50,000 new ordinary shares to Tony Caporicci, the new head of the NMLS Terminal Based Products Division, for his role in introducing the transaction.

NOTE 4 -	SUBSEQUENT EVENTS

On December 5, 2006, the company obtained a loan in the amount of $600,000 from Comerica Bank of which we have drawn down $500,000. The note is due December 5, 2007, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

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

Overview.

During the three months ended October 31, 2006, we recorded revenues in excess of $153,000 on net losses of approximately $733,000. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations which have yielded positive results that have exceeded our expectations. We continue to develop the electronic lottery and bingo platforms that we can easily migrate among our clients. Our operating expenses remained consistent with the last fiscal quarter but increased significantly over the three month period ended October 31, 2005 as we continue to allocate proceeds from our subsidiary's March 2006 offering to the development of gaming software, to marketing our client’s bingo website and to general and administrative expenses and professional fees incurred in connection with our European operations. Though our cash position is diminishing, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland during the next two quarters and (iii) we will begin to recognize revenues upon the initiation of a full marketing campaign which is planned during the fourth fiscal quarter of this year in Brazil, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding required to meet any shortfalls.

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We have begun generating limited revenues from the long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales, which is typically defined as sales less prizes.

We offer an integrated range of products and services to develop, build and host lotteries for state-operated lotteries and their licensees, such as charitable lottery organizations (CLO’s). The fundamental elements of the lottery infrastructure we have established include proprietary software platforms that support internet website, internet kiosk delivered and mobile phone lottery operations and website and game concepts. We have partnered with other organizations which provide us access to the mobile phone and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other organizations reduces implementation time and organizational and capital costs associated with establishing each client’s internet/wireless presence.

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

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, internet kiosk delivered and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	implementing the technical, operational, design and marketing facets of our business in preparation for a full-scale roll-out of programs;

•	completing a soft launch of our game software on behalf of three clients;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”) from which we realized net proceeds of $2,876,271.

We derive revenues primarily from lottery service contracts, which are typically five years or more in duration for the base contract term with five-year extension options resulting in total contract lives of in excess of ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery’s net sales. We also anticipate deriving revenues from the delivery of lottery products to a variety of internet-based kiosks.

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

Notable Recent Achievements.

On October 4, 2006, Cell Phone Systems SA, a Venezuelan company of which we own 45% of the outstanding capital stock (“CPS”), entered into an agreement with the State of Aragua, Venezuela to provide mobile lottery games, internet gaming and sports betting and permits CPS to introduce Fixed Odds Betting Terminals ("FOBT") to the Venezuelan market for the first time. The rights granted under this agreement permit us to offer games throughout Venezuela. Under the agreement, which extends for a period of ten years, CPS earns a fee equal to approximately 15-20% of gross sales which after prizes and lottery fees will be distributed on equal basis, after costs and expenses incurred by CPS, to us and our partner in CPS, Smart Media Technologies. We will provide, implement and operate all aspects of the gaming operations of the lottery and Smart Media Technologies will provide mobile phone and banking applications for the operations.

In October 2006, we acquired an exclusive license from Las Vegas Gaming, Inc. (“LVGI”) to utilize its numbers generating engine for lottery applications. We are also analyzing various other applications of LVGI’s gaming software platform for deployment in South America, Europe and Asia . The right to utilize this software allows us to offer an end-to-end solution for platforms such as mobile gaming, video lottery machines and web-based applications and when bundled with our product offerings provides a complete, turnkey lottery system. The LVGI system has been used for more than 20 years in Nevada and has several gaming licenses and patents attached to the intellectual property. We expect to offer an integrated system combining our platform and the LVGI software beginning in the first calendar quarter of 2007. The combined systems can be migrated among our various clients.

The LVGI license extends for an initial three year term and is subject to three yearly incremental extensions thereafter. The exclusive territories are Europe, Eastern Europe and South America and both companies will work closely together in pursuit of additional markets. We will pay commissions to LVGI on a monthly basis calculated on various net win programs. NM-PLC issued LVGI 200,000 new ordinary shares as consideration for the grant of the license and issued an additional 50,000 new ordinary shares to Tony Caporicci, the new head of the NMLS Terminal Based Products Division, for his role in introducing the transaction.

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing and hosting lotteries; and
o	gaming software development for our clients’ lotteries and third parties.

During fiscal 2007, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed in this section under the sub-heading “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues in the near-term. We believe that both developing our existing clients’ lottery programs and gaming software development represent the most effective and efficient use of our capital. We intend to re-invest profits generated from these operations to grow our business and provide funds to expand existing clients’ programs and develop programs for new clients.

By completing the implementation of lottery systems for our Irish, English and Brazilian clients and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of our Irish client, Rehab Lotteries, represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the development of this program during the current quarter by implementing both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab’s internet bingo operations on an expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations.

Once we have augmented the marketing program for Rehab Lotteries in Ireland, we expect to focus on the operations of our Brazilian clients which have licenses to offer internet lottery products from the Brazilian States of Para and Santa Catarina, and on developing the opportunity under the Aragua, Venezuela contract.

During the second fiscal quarter of 2007, our clients Rehab Lotteries and Inspired Broadcasting Networks plc completed in-house testing of the gaming software we have been developing for the kiosk lottery terminals that Inspired will operate on behalf of Rehab. During October, Inspired placed terminals at several locations in Ireland to field test the kiosks and the players’ response to the games and system that we developed. The terminals apparently have been well received by players, though the roll-out of the Inspired kiosks on a commercial basis will be dependent upon the results of a full field testing and the speed with which the kiosks can be manufactured. Inspired has advised us that it expects field testing should be completed during the current quarter. The kiosks have been sited at pubs and other social establishments, initially in Ireland and eventually in England. Revenues generated by the kiosks will be apportioned between Inspired, the retail establishments and Rehab lotteries, which will receive one third of the net revenues and we will receive 50% of the proceeds allocated to Rehab.

Our near-term business priorities are to continue concentrated marketing and promotion of the Rehab Lottery’s bingo site to both increase the player base and the amount wagered per player, to begin aggressive marketing for our Brazilian client and to commence the development of a lottery in Venezuela. We believe that we will have sufficient cash, derived from the proceeds of the offering completed by our subsidiary in March 2006, the receipt of proceeds from a recent $600,000 loan and from revenues generated from operations, to undertake the marketing of Rehab Lottery’s bingo site and the roll-out of our Brazilian client’s operations but not to fund the development of the Venezuelan lottery opportunity.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We believe that our gaming delivery platforms are sufficiently developed to permit us to migrate the operations we have established elsewhere to our Venezuelan operations. At this juncture, we believe that our primary impediment is available cash. We believe that with sufficient capital, we could complete the development of a gaming system in Venezuela in three to four months and commence marketing this system almost immediately.

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

Results of Operations for the Three and Six Months ended October 31, 2006.

Our total assets decreased from $1.69 million on July 31, 2006 to $1.03 million on October 31, 2006 resulting largely from a depletion in cash used to fund operations, including marketing our clients’ lotteries. Accounts receivable, which were generated exclusively from our Irish client’s ongoing web based bingo operations, increased from approximately $121,000 at July 31, 2006 to nearly $292,000 at October 31, 2006.

For the three and six month periods ended October 31, 2006, we recorded revenue of approximately $153,000 and $207,000, respectively, as compared to no revenue during the same periods in 2005. Revenues generated during the last two quarters were derived almost entirely from our Irish client’s web based bingo operations which we began marketing in earnest during the quarter. As of October 31, 2006, NMLS has incurred expenses of approximately $243,000 that are recoupable out of the Irish Bingo operations before our client will begin participating in net revenues. Management attributes the increase in net revenues to intensified marketing efforts and public acceptance of the bingo operations.

During this fiscal quarter, net losses decreased compared to the three months ended July 31, 2006 from nearly $898,000 to $733,000, resulting primarily from a decrease in operating expenses from period to period. For the three months ended October 31, 2006, net losses increased over the same quarter during the 2005 period by nearly $227,000 to approximately $733,000, or 45%, and for the six months ended October 31, 2006 net losses increased by approximately $645,000 to $1.63 million, or 65%, as compared to the same period during fiscal 2005. Net loss per share for the quarter ended October 31, 2006 was $.03, as compared to a net loss per share of $0.08 over the same period during the prior year, because of the increased number of shares outstanding between the periods resulting from the conversion of approximately $3.087 million of debt into 10 million shares of common stock in March 2006.

Liquidity and Capital Resources.

Our business is capital-intensive in that we require cash to implement lotteries for our clients. We have expended considerable capital and will continue to allocate significant financial resources to develop the fundamental elements of a web and wireless device based lottery infrastructure which allows us to migrate this infrastructure from client to client and re-brand our product for other organizations. While these efforts will reduce the set-up time and organizational and capital costs associated with establishing each client’s internet/wireless presence, we require significant capital to market and promote each lottery to build a player base and achieve profitability. We also require capital to retain our highly skilled personnel, including our computer programmers, operations specialists and game developers.

We expect our principal internal sources of liquidity to be existing cash on hand and revenues generated from operations, as we anticipate that we will be generating more meaningful revenues from operations as fiscal 2007 progresses. We do not have sufficient capital resources to fund our current or future operations. Our Irish subsidiary New Media-PLC is actively seeking investments. On December 5, 2006, New Media-PLC arranged for line of credit of up to $600,000, of which it has drawn down $500,000 as of the date hereof.

Cash used in operations increased by over $700,000 from the period ended July 31, 2006 to $1.82 million used during the last fiscal quarter and increased by approximately $1.1 million used compared to the same period in 2005. Working capital decreased approximately $1.86 million to $(373,000) at October 31, 2006 compared to $1.5 million at April 30, 2006. Our working capital ratio at October 31, 2006 was (0.35) to 1 compared to 1.48 to 1 at April 30, 2006. The decrease in working capital was primarily related to cash used in operations, mainly for general and administrative expenses, professional fees, programming fees and website expense.

At October 31, 2006, we had cash, cash equivalents and accounts receivable of approximately $458,000, no borrowing capacity under lines of credit and outstanding loans of $1.5 million (not including accrued interest). In December, we obtained a loan in the amount of $600,000 of which we have drawn down $500,000.

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

We do not believe that our current cash resources and expected revenues from operations will be sufficient to support all of our current business goals and objectives in the near term and that we will be required to obtain capital to effectuate our business plan as currently contemplated. We cannot assure you that we will be successful in raising additional capital on terms acceptable to us or at all. If we cannot raise additional capital, we may have to modify our business plan.

Financing Activities During the Last Quarter.

We did not enter into any financing arrangements during the last quarter.

Critical Accounting Policies.

None.

Revenue Recognition.

None.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended October 31, 2006, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

10.28
Agreement dated October 4, 2006 by and among The Unincorporated Autonomous Lottery Service of Aragua, Cell Phone Systems 2005 C.A. and various other parties, for the provision of lottery services in Venezuela.

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 20, 2006	By:	/s/ John T. Carson
John T. Carson
President

By:	/s/ Randolph H. Brownell, III
Chief Operating Officer and Chief Financial Officer