Form 10QSB
period 2007-01-31
New Media Lottery Services Inc
filed 2007-04-26
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

_______________________________
(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 20, 2007 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(unaudited)

ASSETS

January 31,
2007
CURRENT ASSETS

Cash and cash equivalents	$214,318
Accounts receivable	56,108
Marketable securities	18,000
Prepaid assets	115,819

Total Current Assets	404,245

PROPERTY AND EQUIPMENT, NET	391,616

TOTAL ASSETS	$795,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$313,028
Deferred compensation	112,500
Due to related parties	202,465
Notes payable	2,100,000
Loans payable - related parties	408,177

Total Current Liabilities	3,136,170

TOTAL LIABILITIES	3,136,170

MINORITY INTEREST	3,707,723

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(9,416,239)
Accumulated other comprehensive income
Foreign currency translation adjustment	(6,923)
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(6,048,032)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$795,861

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

NET REVENUES	$102,963	$-	$310,183	$-

OPERATING EXPENSES

Depreciation and amortization expense	54,583	30,429	119,875	83,830
General and administrative	356,195	301,314	1,125,464	607,357
Management fees	22,127	9,000	115,992	90,000
Professional & consulting fees	178,234	80,305	656,451	226,499
Programming fees	153,894	133,953	486,533	355,391
Rent expense	25,066	15,311	70,016	44,027
Website expense	145,913	122,491	476,347	188,261

Total Operating Expenses	936,012	692,803	3,050,678	1,595,365

LOSS FROM OPERATIONS	(833,049)	(692,803)	(2,740,495)	(1,595,365)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	313	-	(10,192)	-
Cancellation of debt	50,000	-	50,000	-
Interest income	4,242	1,814	11,174	2,564
Interest expense	(45,164)	(89,744)	(112,339)	(174,104)

Total Other Income (Expenses)	9,391	(87,930)	(61,357)	(171,540)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(823,658)	(780,733)	(2,801,852)	(1,766,905)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	(153,053)	-	(500,399)	-

NET LOSS	$(670,605)	$(780,733)	$(2,301,453)	$(1,766,905)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.07)	$(0.11)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	11,442,143	21,442,143	11,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(670,605)	$(780,733)	$(2,301,453)	$(1,766,905)

Foreign currency translation adjustment	12,708	8,819	24,402	6,567
Unrealized gain (loss) on marketable securities	3,000	(3,000)	-	(3,000)

COMPREHENSIVE LOSS	$(654,897)	$(774,914)	$(2,277,051)	$(1,763,338)

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	January 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,301,453)	$(1,766,905)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	119,758	83,830
Loss on disposition of assets	10,539	-
Adjustment for subsidiary stock issued for asset acquisition	(160,643)	-
Minority interest in subsidiaries losses	(304,804)	-
Change in operating assets and liabilities:
Accounts receivable	(1,224)	-
Vat receivable	84,225
Accounts payable and accrued expenses	(53,124)	450,092
Deferred Compensation	-	16,000
Prepaid assets	(9,475)	2,991
Other receivable	-	(246)
Due to related parties	-	(2,000)

Net Cash Used by Operating Activities	(2,616,201)	(1,216,238)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(111,766)	(77,995)

Net Cash Used by Investing Activities	(111,766)	(77,995)

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred costs	-	(1,070,697)
Loans to related parties	-	(60,000)
Proceeds from issuance of notes payable	600,000	1,500,000
Proceeds from issuance of loans
payable, related parties	225,000	877,460
Payments on loans payable, related party	(150,000)
Payments on notes payable	-	(5,929)

Net Cash Provided by Financing Activities	675,000	1,240,834

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	24,402	4,320

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,028,565)	(49,079)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,242,883	92,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$214,318	$42,921

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$29,978	$27,746
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for assets	$-	$8,250
Increase in fair value of marketable securities	$-	$(3,000)
Capital assets acquired for accounts payable	$-	$216,750
Subsidiary stock issued for asset acquisition	$160,643	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2006 Annual Report on Form 10-KSB, as amended. Operating results for the nine-months ended January 31, 2007 are not necessarily indicative of the results to be expected for year ending April 30, 2007.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, as amended, for the year ended April 30, 2006, the Company has incurred operating losses of approximately $7,114,785 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,770,980. Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2007 of approximately $2,301,453 (excluding minority interest). These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

Management is continually striving to overcome the company’s operating losses by expanding the player base of our various projects and thereby increasing our operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised $3.2 million from its public offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

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

On December 5, 2006, the company obtained a $600,000 loan from Comerica Bank of which $600,000 has been borrowed. The note is due December 5, 2007, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

On November 21, 2006, the company obtained a $150,000 loan from Milton Dresner, a related party, and repaid the loan on December 13, 2006.

On January 30. 2007, the company obtained a $75,000 loan from Milton Dresner, a related party, and repaid the loan on March 15, 2007.

NOTE 4 -	SUBSEQUENT EVENTS

On February 20, 2007, the company obtained a $1,900,000 loan from Comerica Bank of which $1,050,000 has been borrowed. The note is due February 20, 2008, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

On February 13, 2007, the company obtained a $75,000 loan from Joseph Dresner, a related party, and repaid the loan on March 15, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our clients’ electronic lottery and bingo operations and our ability to obtain capital as necessary to expand existing operations and implement new projects. We cannot assure you that we will achieve profitability, that our clients’ operations will generate the revenues we expect or that we will have the capital to complete any or all of our existing or future projects.

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003. We have begun generating revenues from the long-term agreements with our clients. Currently, we generate revenues in the form of commissions based solely from net sales of lottery tickets by our client’s lotteries. For purposes of our agreements with clients, “net sales” is defined as gross lottery ticket sales minus prizes discounts, refunds, and adjustments.

We offer an integrated range of products and services to develop, build and host lottery programs for state-operated lotteries and other government licensees, such as charitable lottery organizations (CLO’s). Our lottery infrastructure’s fundamental elements include (i) proprietary software platforms that support internet website, internet kiosk delivered and mobile phone lottery operations and (ii) website and game concepts. We have partnered with other organizations which provide us access to the mobile phone and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other organizations reduces implementation time and organizational and capital costs associated with establishing each client’s internet/wireless presence.

We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems.

Our market comprises small and mid-sized state-operated and charity operated lotteries. The lottery programs we develop and implement target the young-adult generation of potential lottery players who may not relate to the traditional paper-based games their parents play and who incorporate new media devices, such as cellular telephones, internet and other wireless apparatus into their daily lives.

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, internet kiosk delivered and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	implementing the technical, operational, design and marketing facets of our business in preparation for a full-scale roll-out of programs;

•	completing a soft launch of our game software on behalf of three clients;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”), in March 2006.

We derive revenues primarily from lottery service contracts, which are typically five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery’s net sales. We also anticipate deriving revenues from the delivery of lottery products and content to a variety of internet-based kiosks.

All of our clients are outside the United States. In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we will be subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and political instability.

Our business is highly regulated, and the competition to secure new contracts is often intense.

Summary of Third Quarter Operations.

During the three months ended January 31, 2007, we recorded revenues of approximately $102,963 on net losses of approximately $670,605. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations. As a result of our marketing efforts our bingo site sales grew by approximately 19% over the previous quarter. We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses decreased by approximately $85,000, or 8%, over the last fiscal quarter but increased by approximately $243,000, or 35%, over the three month period ended January 31, 2006 as we continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. Though our cash position is diminishing, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland some time during our second fiscal quarter of 2008 and (iii) we will begin to recognize revenues from the operations of our Brazilian client upon the initiation of a marketing campaign which is planned during June 2007, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding or arrange the credit required to cover any shortfalls. On December 5, 2006, the Company borrowed $600,000 from Comerica Bank as evidenced by a promissory note. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Going Concern.  Because of our level of operations, we have had to make limited material assumptions or estimates other than our assumption that we are a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and entities in which we have a controlling interest in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”). The application of FIN 46 requires management to make significant estimates and judgments about our and our venture partners’ rights, obligations and economic interests in the related venture entities.

Foreign Currency Translation

The Company’s foreign currency translation policy is that for all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end or historical exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' deficit.

Revenue Recognition.

The Company generates revenues solely from a portion of it’s client's lottery ticket gross sales. In accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client.

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing, marketing and hosting lotteries; and
o	gaming software development for our clients’ lotteries and third parties.

Over the next several quarters, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed in this section under the sub-heading “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues in the near-term. We believe that developing our existing clients’ lottery programs and continuing the development of proprietary gaming software represent the most effective and efficient uses of our capital. We intend to re-invest profits generated from these operations to grow our business and provide funds to expand existing clients’ programs and develop programs for new clients.

We have completed the implementation of lottery systems for our Irish, English and Brazilian clients and have developed an affiliate tracking system for our Brazilian client which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty. We have implemented a full-scale marketing campaign for our Irish client which has yielded positive results as evidenced by increasing revenues and a growing base. The electronic internet bingo operations of Rehab Lotteries represent our most mature operation with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to continue to devote significant financial resources to the development of this program during the current quarter by continuing both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation.

Over the next few quarters, we expect to focus on the operations of our Brazilian client which has been granted licenses to offer internet lottery products by the Brazilian States of Para and Santa Catarina. We expect to devote financial resources to the marketing of these lotteries to develop a customer base and generate lottery sales.

We have been advised by Inspired Broadcasting Networks plc that it has completed full field testing of its kiosk lottery terminals, for which we developed gaming software, and expects to begin the roll out of these terminals in Ireland during fiscal 2008. Discussions have focused on the roll out of 1,000 kiosks with the potential for 1,000 more over time. The kiosks have been sited at pubs and other social establishments, initially in Ireland and eventually will be introduced in similar venues in England. Revenues generated by the kiosks will be apportioned between Inspired, the retail establishments and Rehab lotteries, which will receive one third of the net revenues. We will receive 50% of the proceeds distributed to Rehab.

Our near-term business priorities are to continue concentrated marketing and promotion of the Rehab Lottery’s bingo site to both increase the player base and the amount wagered per player, to begin aggressive marketing for our Brazilian client and to commence the deployment of a lottery in Venezuela in the summer of 2007. We believe that we will have sufficient cash, derived from the proceeds of our recent loans of $600,000 and $1,900,000 and from revenues generated from operations, to continue marketing Rehab Lottery’s bingo site and roll-out of our Brazilian client’s lottery operations. Unless we experience a considerable increase in revenues from our operating clients or otherwise receive an infusion of capital, we do not expect to possess funds sufficient to commence the full-scale marketing of the Venezuelan lottery opportunity.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We have completed the development of our gaming delivery platforms in Venezuela and will, at the request of the national government forward the games to an independent organization for approval, the results of which will be submitted to the national government. We do not expect to encounter any obstacles with respect to such approval process. At this juncture, we believe that our primary impediment to the roll-out of the lottery of our Venezuelan client is available cash to market the lottery. We believe that with sufficient capital, we could implement a marketing campaign almost immediately.

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

We continue to be optimistic regarding our opportunity to fill a market niche that is not fully serviced by the large, multinational lottery service corporations and has not yet been fully developed or exploited. Although competition for small and mid-sized government and charity operated lotteries has intensified as lottery service companies seek new revenue sources and new competitors enter the market, we consider this segment of the market to be supported by only a few internationally known companies and that neither the charity lottery marketplace nor the internet/wireless lottery marketplace has been significantly penetrated. We believe that our management and personnel have the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size lottery organizations and that by being among the first companies, to our knowledge, dedicated to serving this market, we will be able to establish our Company as the premier provider of services and products for this market segment.

Results of Operations for the Three and Nine Months ended January 31, 2007.

Our total assets decreased from $1.03 million on October 31, 2006 to $0.8 million on January 31, 2007 resulting largely from a depletion in cash used to fund operations, including marketing our clients’ lotteries. Accounts receivable, which were generated exclusively from our Irish client’s ongoing web based bingo operations, decreased from approximately $292,000 at October 31, 2006 to approximately $56,000 at January 31, 2007.

For the three and nine month periods ended January 31, 2007, we recorded revenue of approximately $103,000 and $310,000, respectively, as compared to no revenue during the same periods in 2006. Revenues generated during the last two quarters were derived almost entirely from our Irish client’s web based bingo operations which we began marketing in earnest during the quarter. As of January 31, 2007, NMLS has incurred expenses of approximately $211,000 that are recoupable out of the Irish Bingo operations before our client will begin participating in net revenues. Management attributes the increase in net revenues to intensified marketing efforts and public acceptance of the bingo operations.

During this fiscal quarter, net losses decreased compared to the three months ended October 31, 2006 from nearly $733,000 to $671,000, resulting primarily from a decrease in operating expenses from period to period. For the three months ended January 31, 2007, net losses decreased over the same quarter during the 2006 period by nearly $110,000 to approximately $671,000, or 14%, and for the nine months ended January 31, 2007 net losses increased by approximately $535,000 to $2.3 million, or 29%, as compared to the same period during fiscal 2006. Net loss per share for the quarter ended January 31, 2007 was $.03, as compared to a net loss per share of $0.07 over the same period during the prior year. Contributing to the per share loss change is the increased number of shares outstanding between the periods resulting from the conversion of approximately $3.087 million of debt into 10 million shares of common stock in March 2006.

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

We expect our principal internal sources of liquidity to be existing cash on hand, proceeds from loans received during the last two quarters and revenues generated from operations, as we anticipate that we will be generating more meaningful revenues from operations over the next several months. Management believes that the sum of these resources will permit the Company to operate as described herein for at least the next three months. We do not have sufficient capital resources to fully fund the marketing of our Brazilian or Venezuelan clients. Our Irish subsidiary, NM-PLC, is actively seeking investments. On December 5, 2006, NMLS-LTD arranged for $600,000 line of credit, all of which has been borrowed as of the date hereof. In addition in February 2007, NM-PLC has secured an additional $1.9 million line of credit, and as of April 24, 2008 had borrowed $1.05 million under this line.

For the nine months ended January 31, 2007, the Company used approximately $2.616 million in cash for operations, an increase of $1.4 million over the corresponding period ending January 31, 2006. For the three months ended January 31, 2007, the Company used approximately $795,000 of cash for operations as compared to $464,000 during the three months ended January 31, 2006. The Company has $2.71 million negative working capital as of January 31, 2007. Included in the negative $2.7 million working capital is $2.5 million of promissory notes due within 12 months.

At January 31, 2007, we had cash, cash equivalents and accounts receivable of approximately $270,000, no borrowing capacity under lines of credit and outstanding loans of $2.5 million (not including accrued interest). As of April 25, 2007, we had $850,000 available under a line of credit arranged in February 2007.

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

Financing Activities During the Last Quarter.

On December 5, 2006, the Company borrowed the principal sum of $600,000 from Comerica Bank as evidenced by a promissory note. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company. The note is payable on December 5, 2007 and bears interest at per annum rate equal to a floating Eurodollar rate applicable to each monthly period as provided in the note. The note grants to the bank a security interest in any and all property of the Company on deposit with or held at the bank, though the Company has no property on deposit with the bank. The default provisions are typical of notes guaranteed by individuals.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2007, we were not party to any litigation or other legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended January 31, 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 20, 2007, the Company borrowed the principal sum of $1.9 million from Comerica Bank as evidenced by a promissory note. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company. The note is payable on December 5, 2007 and bears interest at per annum rate equal to a floating Eurodollar rate applicable to each monthly period as provided in the note. The note grants to the bank a security interest in any and all property of the Company on deposit with or held at the bank, though the Company has no property on deposit with the bank. The default provisions are typical of notes guaranteed by individuals.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
10.28	Floating Euro Dollar Note in the principal amount of $600,000 dated December 5, 2006 between Comerica Bank and the registrant.
10.29	Floating Euro Dollar Note in the principal amount of $1.9 Million dated February 20, 2007 between Comerica Bank and the registrant.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: April 20, 2007	By: /s/ John T. Carson John T. Carson President

By:/s/ Randolph H. Brownell, III Chief Operating Officer and Chief Financial Officer