Form 10KSB/A
period 2006-04-30
New Media Lottery Services Inc
filed 2007-08-14
CIK 1172635

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

We are amending our Annual Report on Form 10-KSB/A (the "First Amendment") for the fiscal year ended April 30, 2006 to restate our consolidated financial statements for the year then ended and the related disclosures. This Form 10-KSB/A (the “Second Amendment”) also includes the restatement of certain of the financial information presented under Part I - Item 1 - Description of Business and Part I - Item 6 Management’s Discussion and Analysis or Plan of Operation. See Note 16 to the consolidated financial statements included in this Second Amendment for a summary of the restated amounts.

We are also amending the narrative portion of the First Amendment to incorporate adjustments made to the gross proceeds and net proceeds received from the offering of securities completed by our Irish subsidiary in Europe in March 2006 (the “Offering”). The First Amendment utilized the exchange rate for Euros to US Dollars on April 30, 2006 to calculate amounts received from the sale of the securities sold in the Offering. This Second Amendment adjusts the amount of gross proceeds and net proceeds received from the Offering to reflect the exchange rates from Euros to US Dollars as of March 17, 2006, which comports with the exchange rates for such currencies used in the audited consolidated balance sheet.

We have concluded that our consolidated financial statements for the year ended April 30, 2006 as filed with the First Amendment should be restated and the narrative portion of said report amended to correct the following accounting matters:

1.
On March 17, 2006, our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”) concluded an offering of 4,244,850 ordinary shares (the “AIM Offering”) raising an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded net proceeds of $2,132,694 to the Company.

2.
In the First Amendment, a line item in the Statement of Cash Flows in the audited financial statements titled “Proceeds from Issuance of Common Stock” reflects the net proceeds received from the sale of ordinary shares (defined as funds received from the placement agent net of their commissions), when, in fact such line item should have reflected the gross proceeds received from the sale of ordinary shares. Moreover, we used an erroneous currency translation date for conversion of the Offering proceeds into US Dollars. The foregoing corrections are reflected in the table set forth below. The resulting changes have no net effect in the Statement of Cash Flows.

3.
During the course of our review of the financial information presented in the First Amendment, we discovered that the Offering proceeds and associated Offering costs were based upon the Euro exchange rate on April 30, 2006, the year end currency translation date, rather than the March 17, 2006 Offering date for currency translation (see Item 1, above), as it should have been.

After giving effect to the changes described above, we are restating the financial statements at April 30, 2006 as follows:

i

	First	Second
	Amendment	Amendment	Difference	Item
Balance Sheet

Minority Interest	$4,012,527	$3,927,612	(84,915)	1
Foreign Currency Translation Adjustment	(31,325)	53,590	84,915	1

Statement of Operations

Foreign Currency Translation Adjustment	(33,572)	51,343	84,915	1

Statement of Stockholders’ Deficit

Minority Interest	4,012,527	3,927,612	(84,915)	1
Foreign Currency Translation	(33,572)	51,343	84,915	1

Statement of Cash Flows

Proceeds from Issuance of Common Stock	3,517,908	3,750,338	232,430	2
Common Stock Offering Costs	(1,300,299)	(1,617,644)	(317,345)	3
Effect of Foreign Currency	(33,572)	51,349	84,921	1

The Company’s management identified the corrections to the First Amendment described herein in the course of preparing a response to a letter to the Company from the SEC dated April 12, 2007. The audited financial statements for the year ended April 30, 2006 are restated in this Second Amendment to reflect the results of our review in connection with such letter.

The restated audited financial statements filed with the Second Amendment include changes to the Company's consolidated balance sheet and the consolidated statements of operations, cash flows, and stockholders' deficit for the fiscal year ended April 30, 2006 but management believes these changes will not have an adverse effect on the Company’s business outlook for future fiscal periods, nor impact the Company’s cash position or future cash flows from operations

Management and the Audit Committee of the Company have evaluated the impact of the restatement of the previously issued financial statements on the Company’s assessments of the effectiveness of its internal control over financial reporting as of the applicable period, including whether a material weakness existed in the Company’s internal control over financial reporting for such period. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Management and the Audit Committee of the Company have determined that the errors in the Financial Statements included in the 2006 Annual Report were an isolated event and are unlikely to occur again and that it is unlikely that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in the future. Accordingly, management and the Audit Committee of the Company have determined that no material weakness existed in the Company’s internal control over financial reporting for the period for which the Company’s financial statements are being restated and will not recommend any changes to such controls and procedures.

ii

The financial information that has been previously filed or otherwise reported for the year ended April 30, 2006 is superseded by the financial information in this Annual Report on Form 10-KSB/A. Accordingly, the consolidated financial statements and related financial information contained in the September 26, 2006 Amended Filing should no longer be relied upon.

All of the information in this Form 10-KSB/A is as of April 30, 2006 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 16. Only the following items have been amended as a result of the restatement:

Part I - Item 1 - Description of Business;

Part II - Item 6 - Management’s Discussion and Analysis or Plan of Operation;

Part II - Item 7 - Financial Statements;

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

iii

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

During March 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares (the “AIM Offering”) wherein it raised an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the Company. After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we own approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). As a condition to the completion of the AIM Offering, we undertook an organizational restructuring, the net effect of which is that all business operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, as more fully described below under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.”

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

The AIM Offering and the Relationship Between NM-US and NM-PLC.

As previously described, during March 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares (the “AIM Offering”) wherein it raised an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the Company. Prior to the issuance of ordinary shares in the AIM Offering and the issuance of 572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt owed to Milton Dresner and Joseph Dresner, two affiliates of our company, NM-PLC was a wholly owned subsidiary of the NM-US. After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other shares described above, the US company owns approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the US company and directors of NM-PLC, each purchased 615,786 ordinary shares in the AIM Offering at the placement price or approximately $540,916.

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

Even after giving effect to the proceeds derived by NM-PLC from the AIM Offering, we have $2,242,883 cash available to sustain our operations, at April 30, 2006. We expect, though we cannot be certain, that by the end of this 2007 fiscal year, we will be generating sufficient revenues to support our current operations. If revenues are insufficient to support our operations and/or if we desire to expand our operations by developing and implementing lotteries for existing clients and by taking advantage of other business opportunities as they arise, we will require substantial additional financing. New projects require funding to develop the lottery infrastructure and to market the lottery to grow a player base, both of which require significant funds.

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

To date, our most significant activities have consisted of:

•	obtaining long-term contracts with non-U.S. based lottery licensed organizations to operate specific new media game programs;

•	developing a proprietary software platform that supports internet website, internet kiosk delivered and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	implementing the technical, operational, design and marketing facets of our business in preparation for a full-scale roll-out of programs;

•	completing a soft launch of our game software on behalf of three clients; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”) from which we realized net proceeds of $2,132,694.

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

In order to undertake and complete these activities, NM-US borrowed an aggregate of $2,577,460 during the last fiscal year, including an aggregate of $649,704 from Milton Dresner and $427,756 from Joseph Dresner and $1.5 million from Comerica Bank. Except for $150,000 owed by New Media International to Milton Dresner, all of the funds borrowed from the Dresners, including accrued interest, were converted into a total of 10 million shares of NM-US’s common stock in March 2006. The Comerica loan remains outstanding and is guaranteed by the Dresners. The Dresner loans bore interest at the rate of the prime rate of interest charged by Citibank, N.A. plus 2% per annum. The Comerica loan bears interest at a floating rate, at April 30, 2006, the Company had paid an aggregate of $45,222.09 in interest payments to Comerica Bank.

During March 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares (the “AIM Offering”), raising an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the Company. We pursued the AIM Offering because, among other reasons, we believe the European market has a more sophisticated understanding of new media gaming opportunities and will be more receptive to our business model and plan of operation. In addition, we hope our corporate visibility and exposure in the European market will provide us with increased access to capital markets there and augment our ability to attract new clients. Moreover, we were unable to identify third party financing for our business in the United States.

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

Analysis of Financial Statements

As reported in our financial statements to this Annual Report on Form 10-KSB/A, for the year ended April 30, 2006 we recognized revenues of approximately $51,000 on net losses of approximately $2,550,000 before minority interest. The proceeds derived from the AIM Offering had a positive influence on several balance sheet line items, including:

•	our cash position, which increased by $2,150,883, from $92,000 on April 30, 2005 to $2,242,883 on April 30, 2006; and

•	our total current assets which increased by $2,363,742, from $132,875 on April 30, 2005 to $2,496,617 on April 30, 2006.

In addition, while the Company had a working capital deficit of $2,747,539 at April 30, 2005, we had positive working capital of $1,492,043 at April 30, 2006.

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

Liquidity and Capital Resources

At April 30, 2006, our available cash totaled approximately $2,240,000. We had no borrowing capacity and outstanding loans of $1.833 million (not including accrued interest). During fiscal 2006, we generated only minimal revenues from operations amounting to approximately $51,000.

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

As noted elsewhere herein, during March 2006, our Irish subsidiary, NM-PLC concluded a 4,244,850 share offering (the “AIM Offering”) raising an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the company.

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

Foreign Currency Translation.

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

Revenue Recognition.

As of the date hereof, the Company generates revenues solely from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a ‘commission’.

Additionally, the Company will, in certain contracts, advance marketing costs and prize seeding funds to a lottery. To the extent the Company reasonably anticipates repayment, these advanced funds are recorded as an asset. Where repayment is not ascertainable, these advanced funds are expensed. For lotteries where marketing funds and prize seeding are expensed, any repayment of those funds will be recognized as revenue upon receipt.

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
John Carson (3)	2,187,714	9.62%
Randolph H. Brownell, III (4)	1,474,286	6.51%
Sterling Herbst (5)	96,429	*
Joseph Dresner	7,000,000	32.65%
Milton Dresner	7,000,000	32.65%
Frederick Winters (6)	50,000	*
Nathan Miller (7)	3,345,715	15.60%
All officers and directors as a group (6 persons) (8)	17,808,429	82.10%
* Less than 1%.

(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Based on 21,442,143 shares outstanding.
(3)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 1,300,000 shares of common stock.
(4)	Includes 274,286 shares of common stock and options to purchase 1,200,000 shares of common stock.
(5)	Includes 21,429 shares of common stock and options to purchase 75,000 shares of common stock.
(6)	Consists solely of options to purchase shares of common stock.
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

One of our former directors and officers, Nathan Miller, is a partner of the law firm of Miller & Earle, PLLC. This firm has provided certain legal services to us in previous years. During fiscal 2005 and 2004, Miller & Earle, PLLC billed us $43,808 and $202,465, respectively for services rendered, all of which is outstanding. During fiscal 2003 and fiscal 2002, we paid Miller & Earle and aggregate of $0 and $7,500, respectively, for legal services rendered.

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

As discussed in Note 16, the accompanying consolidated financial statements have been restated.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company
August 4, 2006, except for Note 16 as to which the date is May 29, 2007

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As at April 30, 2006
(restated)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,242,883
Accounts receivable	54,884
Other receivables	74,506
Marketable securities (Note 3)	18,000
Prepaid assets	106,344

Total Current Assets	2,496,617

PROPERTY AND EQUIPMENT, NET (Note 2)	249,505

TOTAL ASSETS	$2,746,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$356,432
Deferred compensation	112,500
Due to related parties (Note 4)	202,465
Loans payable - related parties (Note 5)	333,177

Total Current Liabilities	1,004,574

NOTES PAYABLE - LONG-TERM PORTION	1,500,000

TOTAL LIABILITIES	2,504,574

MINORITY INTEREST	3,927,612

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(7,114,784)
Accumulated other comprehensive income
Foreign currency translation adjustment	53,590
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(3,686,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,746,122

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(restated)

	For the Years Ended
	April 30,
	2006	2005

NET REVENUES	$51,380	$-

OPERATING EXPENSES

Depreciation and amortization expense	115,046	13,506
General and administrative	778,515	211,309
Management fees	101,000	294,000
Professional fees	503,332	454,082
Programming fees	526,489	420,482
Rent expense	60,822	60,945
Website expense	273,602	91,943

Total Operating Expenses	2,358,806	1,546,267

LOSS FROM OPERATIONS	(2,307,426)	(1,546,267)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	3,170
Interest income	14	-
Interest expense	(242,623)	(140,028)

Total Other Income (Expenses)	(242,609)	(136,858)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(2,550,035)	(1,683,125)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	226,574	-

NET LOSS	$(2,323,461)	$(1,683,125)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.18)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,108,810	11,167,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(2,323,461)	$(1,683,125)

Foreign currency translation adjustment	51,343	2,247
Unrealized gain (loss) on marketable securities	(12,000)	30,000

COMPREHENSIVE LOSS	$(2,284,118)	$(1,650,878)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
(restated)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, April 30, 2004	11,167,143	$11,167	$2,055,757	$(3,108,198)	$-	$-

Foreign currency translation	-	-	-	-	2,247	-

Unrealized gain on marketable securities	-	-	-	-	30,000	-

Net loss for the year ended
April 30, 2005	-	-	-	(1,683,125)	-	-

Balance, April 30, 2005	11,167,143	11,167	2,055,757	(4,791,323)	32,247	-

Common stock issued for software at	275,000	275	224,725
$0.91 per share, May 2005

Common stock issued in conversion of
debt at $0.31 per share, March 2006	10,000,000	10,000	3,076,699	-	-	-

Consolidation of subsidiaries	-	-	(2,021,493)	-	-	3,927,612

Unrealized loss on marketable securities	-	-	-	-	(12,000)	-

Foreign currency translation	-	-	-	-	51,343	-

Net loss for the year ended
April 30, 2006	-	-	-	(2,323,461)	-	-

Balance, April 30, 2006	21,442,143	$21,442	$3,335,688	$(7,114,784)	$71,590	$3,927,612

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(restated)

	For the Years Ended
	April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,323,461)	$(1,683,125)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization expense	115,046	13,506
Gain on settlement of debt	-	(3,170)
Minority interest in subsidiaries losses	(226,574)	-
Change in operating assets and liabilities:
Accounts receivable	(54,884)	-
VAT reveivable	(74,506)
Accounts payable and accrued expenses	332,921	241,497
Deferred compensation	(94,000)	96,000
Prepaid assets	(97,773)	(8,571)
Other receivables	2,304	(2,304)
Due to related parties	(2,000)	-

Net Cash Used by Operating Activities	(2,422,927)	(1,346,167)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(81,764)	(44,238)

Net Cash Used by Investing Activities	(81,764)	(44,238)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(49)
Proceeds from issuance of common stock	3,750,338	-
Common stock offering costs	(1,617,644)	-
Proceeds from issuance of notes payable	1,500,000	-
Proceeds from issuance of notes
payable, related parties	1,077,460	1,309,905
Payments on notes payable, related parties	(100,000)	-
Payments on notes payable	(5,929)	(750)

Net Cash Provided by Financing Activities	4,604,225	1,309,106

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	51,349	2,247

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,150,883	(79,052)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	92,000	171,052

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,242,883	$92,000

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(restated)

	For the Years Ended
	April 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$57,180	$194
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for note payable	$3,086,699	$-
Note payable issued to purchase equipment	$-	$6,679
Increase (decrease) in fair value
of marketable securities	$(12,000)	$30,000

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

During March 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares (the “AIM Offering”) wherein it raised an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the Company. After giving effect to the issuance of the ordinary shares sold in the offering and the other ordinary shares issued for debt, we owned approximately 82.3% of New Media Lottery Services, Plc’s outstanding capital stock.

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

e. Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Computer software acquired for internal use is capitalized and amortized using the straight-line method over the software’s expected useful life. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

Asset Class	Life	2006
Computer Equipment	3 Years	$83,712
Furniture & Equipment	7 Years	10,377
Computer Software	3 Years	285,617
Less - Accumulated Depreciation & Amortization		(130,201)
Net Property and Equipment		$249,505

Depreciation and amortization expense for the years ended April 30, 2006 and 2005 was $115,046 and $13,506, respectively.

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

The Company has issued the following securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended April 30, 2007.

Options    2,875,000 shares
Warrants     200,000 shares

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Name	Date of Grant	Vesting Date	Expiration Date	# of Shares	Exercise Price
Lilliput Holdings, Limited	5/6/2005	5/6/2005	5/6/2015	200,000	$0.25

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

k. Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends and $-0- at April 30, 2006.

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

o. Revenue Recognition

The Company recognizes a contracted monthly commission based on each lottery’s financial performance. All discounts, refunds, adjustments are settled inclusive in the commission.

p. Foreign Currency Translation

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

Effective March 2006, the Company issued 10,000,000 shares of its common stock to convert loans payable - related party in the amount of $3,086,699.

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

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

NOTE 10 -	STOCK OPTIONS AND WARRANTS EMPLOYEE STOCK OPTIONS The following tables summarize the information regarding employee stock options at April 30, 2006:

Outstanding, April 30, 2005	425,000

Granted	2,450,000
Canceled	-
Exercised	-

Outstanding, April 30, 2006	2,875,000

Weighted average exercise price of options outstanding at April 30, 2006	$0.34

		Outstanding		Exercisable
Exercise Prices	Number Outstanding at 4/30/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 4/30/06	Weighted Average Exercise Price

$ 0.25	425,000	8.90	$0.25	425,000	$0.25

$0.35	2,450,000	9.50	$0.35	2,450,000	$0.35

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

Under the accounting provisions of SFAS No. 123, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	April 30,
	2006	2005
Net loss:
As reported	$(2,323,461)	$(1,683,125)
Pro forma	$(2,323,461)	$(1,689,040)

Basic loss per share:
As reported	$(0.18)	$(0.15)
Pro forma	$(0.18)	$(0.15)

WARRANTS

The following tables summarize the information regarding warrants at April 30, 2006:

Outstanding, April 30, 2005	-

Granted	2,000,000
Canceled	-
Exercised	-

Outstanding, April 30, 2006	2,000,000

Weighted average exercise price of options outstanding at April 30, 2006	$0.25

		Outstanding		Exercisable
Exercise Prices	Number Outstanding at 4/30/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 4/30/06	Weighted Average Exercise Price

$ 0.25	200,000	8.00	$0.25	200,000	$0.25

NOTE 11 -
GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred losses of approximately $7,100,000 from inception of the Company through April 30, 2006. The Company’s stockholders’ deficit at April 30, 2006 was $3,686,064.

Management is continually striving to overcome our operating losses by expanding the player base of our various projects and thereby increasing our operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised approximately $3.7 million from its public offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 -
SUBSIDIARY CAPITAL STOCK OFFERING

On March 17, 2006, the Company’s subsidiary, New Media Lottery Services, Plc, sold and issued 4,244,850 ordinary shares in a public offering on the Alternative Investment Market on the London Stock Exchange. The subsidiary derived gross proceeds of $3,750,338 from the sale of the securities. Proceeds to the subsidiary after giving effect to the payment of sales commissions of $331,190 and other offering costs and expenses of $1,286,454, were $2,132,694.

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

NOTE 15 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

Effective April 5, 2006, the Company adopted FIN 46(R), resulting in the consolidation of its fifty percent interest in it’s Brazilian joint venture (“JV”). In accordance with the pronouncement, JV is considered a variable interest entity and the Company its primary beneficiary. Accordingly, the Company has consolidated JV and eliminated all intercompany transactions. JV was founded on June 22, 2005 by the Company and its joint venture partners to develop and maintain a lottery in Brazil (the “Project”).

In exchange for agreeing to contribute funds, software and lottery expertise to the JV, the Company was issued a fifty percent equity interest in JV. The Company also has provided the majority of JV’s financial support through loans. Members of the Company’s management team effectively control the JV by exercising control over all funds loaned to the JV. The Company also participates in decisions pertaining to the JV.

The total equity investment at risk in JV will be insufficient to accomplish, in its entirety, the scope of the Project and, therefore, will require additional subordinated support in the foreseeable future. In addition, the Company is anticipated to absorb a majority of JV’s expected losses.

NOTE 16 -	RESTATEMENT OF 2006 FINANCIAL STATEMENTS

On September 26, 2006, the consolidated financial statements for the fiscal year ended April 30, 2006 included in the original filing were restated resulting in the First Amendment. Subsequently, additional revisions have been identified as described below in the Second Amendment.

On March 17, 2006, our Irish subsidiary, NM-PLC concluded a 4,244,850 share Offering (the “AIM Offering”) raising an aggregate $3,750,338 using the March 17, 2006 exchange rate. The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate. This yielded $2,132,694 to the Company.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2006 and 2005

On the initial filing and the first amended filing, the Statement of Cash Flows, proceeds from issuance of common stock was defined as funds received from the placement agent net of their commissions. If the term gross proceeds from the issuance of common stock is defined as funds received from the investors, the amount is $3,750,338 (Item 2). Concurrently, the common stock Offering costs would also increase by the corresponding $331,190 placement agent’s commissions less $13,845 for the difference in foreign currency exchange rates on 393,294 Euros in Offering costs to $1,617,644 on the statement of cash flows (Item 3). Incorporating the currency translation adjustment with the $3,750,338 and the $1,617,664 yields a zero net effect in the statement of cash flows.

During our investigation into the above $331,190, we discovered that the Offering proceeds and associated Offering costs used an April 30, 2006 year end currency translation date rather than the March 17, 2006 Offering date for currency translation (Item 1). The revised March 17, 2006 currency translation date and the $331,190 Offering cost adjustment provides the following changes to the April 30, 2006 financial statements:

	First	Second
	Amendment	Amendment	Difference	Item
Balance Sheet

Minority Interest	$4,012,527	$3,927,612	(84,915)	1
Foreign Currency Translation Adjustment	(31,325)	53,590	84,915	1

Statement of Operations

Foreign Currency Translation Adjustment	(33,572)	51,343	84,915	1

Statement of Stockholders’ Deficit

Minority Interest	4,012,527	3,927,612	(84,915)	1
Foreign Currency Translation	(33,572)	51,343	84,915	1

Statement of Cash Flows

Proceeds from Issuance of Common Stock	3,517,908	3,750,338	232,430	2
Common Stock Offering Costs	(1,300,299)	(1,617,644)	(317,345)	3
Effect of Foreign Currency	(33,572)	51,349	84,921	1