Form 10KSB
period 2007-04-30
New Media Lottery Services Inc
filed 2007-08-14
CIK 1172635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 000-49884

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $571,995

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,442,143 as of August 14, 2007

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): ☐Yes ☒No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery Services (International), Ltd. (“New Media International”)(collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States. We also design and distribute games for use on server based video lottery terminals and other electronic kiosks owned and operated by third parties. We commenced providing services to clients in August 2003. We currently operate lottery systems for two customers and have entered into contracts with three additional lotteries. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales. We are pursuing additional contracts for which we will seek additional financing to implement.

All of our operations are conducted through our subsidiary NM-PLC, an Irish corporation of which we own 81.47% of the outstanding stock, and through NM-PLC’s wholly owned Irish subsidiary, New Media International. Four members of NM-US’s board of directors, two of whom are our principal executive officers, constitute a majority of the managing directors of NM-PLC and a majority of the directors of New Media International. NM-US is prohibited by agreement with NM-PLC from, among other things, engaging in the lottery business, and NM-US has agreed to forward all future lottery business opportunities to NM-PLC, as more fully described under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.” The ordinary shares of NM-PLC are traded on the AIM operated by the London Stock Exchange plc under the symbol NMLS. NM-US has agreed with NM-PLC not to dispose of any such shares other than on an orderly market basis.

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

In August, 2004, the Virginia corporation acquired the remaining outstanding shares of the capital stock of LNS (equal to .2% of LNS’s outstanding shares on the date of the acquisition of said shares by the Florida corporation).

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

In November 2005, NM-US organized NM-PLC and exchanged all of the outstanding shares of New Media International it owned for 20,205,129 ordinary shares of NM-PLC, representing the only outstanding shares of that corporation as of said date.

On March 17, 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares at a price of 50 pence ($.878) per share from which it received gross proceeds of $3,750,338 (based upon the exchange rate on March 17, 2006)(the “AIM Offering”). After deducting costs associated with the AIM Offering of $1,617,644, NM-PLC received net proceeds of $2,132,694 (based upon the exchange rate on March 17, 2006). After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other ordinary shares issued for debt, we owned approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). As a condition to the completion of the AIM Offering, we undertook an organizational restructuring, the net effect of which is that all of the Company’s business operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, as more fully described below under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.”

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

Lotteries are official, government authorized/licensed fundraising organizations that in many cases subcontract all or part of their lottery operations and new product development to professional lottery service providers. These providers supply technology, products, operations, marketing and administrative support.

As of the end of 2005, 122 international jurisdictions have implemented terminal based lottery systems. A number of other international jurisdictions, principally in Europe, Asia-Pacific, and Central America, are currently considering the implementation of terminal based lotteries. Some jurisdictions sanction or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable organizations (CLO’s). Many governments have authorized national lottery programs primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian or social in nature. Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development. Numerous jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes.

Of the 400 plus lotteries world-wide, approximately 20% account for 85% of the estimated lottery sales volume of $159 billion (as officially reported). Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players. In addition, they do not have the technical capability to offer games utilizing the new media distribution methods available to them.

In general, lotteries can be categorized into two principal groups, terminal based lotteries and off-line lotteries, each of which includes a variety of game types. Terminal based lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer system. Terminal based lottery systems generally are utilized to conduct games such as lotto, keno and numbers, and permit a player to make his/her own selection. Off-line lotteries feature lottery games which are not computerized, such as traditional paper based draw lottery games and instant-ticket games. Generally, traditional off-line lottery games, in which players purchase tickets which have pre-printed numbers for a future drawing, are conducted only in international jurisdictions. Instant-ticket games, in which players scratch-off a coating from a printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

Statistics show that, typically, terminal based lotteries generate greater revenues than both traditional off-line lottery games and instant-ticket games. There are several other advantages to online lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, terminal based lottery systems allow for wagers to be accepted and processed until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial wagering interest. Terminal based lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed at potentially high cost to the sponsor.

Our Opportunity.

We focus our marketing efforts primarily on lotteries which are not currently serviced by terminal based lottery service providers, such as small national and state lotteries and lotteries operated by CLO’s the lotteries of which are licensed by the government. We expect to grow these smaller lotteries by applying our technology and expertise and to make the games they offer available through new media channels such as the internet, cell phones, handheld wireless devices such as palm top computers, and interactive television. We also offer product development services to national lottery programs.

Generally, the smaller national and state-operated lotteries and CLO’s, which constitute our target market, are limited to offering traditional paper and instant ticket games. These games offer only small prizes and do not attract large audiences. Their operations have been constrained by personnel who lack operational experience, technological limitations and adequate funding. In the case of CLO’s, the causes they support, such as health care, environmental conservation and nationally sponsored athletic activities, generally enjoy wide public appeal that to some degree have been, and continue to be, funded by governments. However, financial pressure attributable to rising costs for social programs and poor global economic performance over the last several years have eroded the ability of national and local governments to fund these important social and public projects from revenues generated from taxes. Many national and local governments have sought to supplement funding for these essential programs through alternative means such as issue-specific lotteries. In many jurisdictions, governments have granted broad licenses to charitable organizations to operate lotteries to fund these important social programs. Not surprisingly, governments and charities have a never ending need to raise funds for humanitarian purposes.

Frequently, small state-operated lotteries, CLO’s and the people who run them, do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not even understand the full range of gaming opportunities available to them. Specifically, these operations do not possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players. These small organizations tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant. Moreover, in many of the geographic locations in which small government lotteries and CLO’s operate, these lotteries target an older generation utilizing paper-based games. These entities require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization’s lottery.

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

Existing Lottery Clients.

We currently manage lotteries for two clients and have contracts to manage lotteries for three other organizations. Unless otherwise noted, the discussion below relating to each agreement under which we have been retained to establish and operate a lottery, assumes that the party with which we have contracted is a duly authorized licensee of the government to operate a lottery. The discussion below also assumes that we will be responsible generally for all manner of implementation and operation of the particular lottery, including that we will: (i) provide a variety of games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable gaming laws.

In September 2001, we entered into an agreement with Rehab Net Games Limited (Rehab), an Irish corporation, as amended in January 2004, April 2004 and November 2005, to develop, manage and operate lottery games for the internet and wireless telephones within the Republic of Ireland for a period of 10 years. This agreement is subject to automatic extensions for five-year periods in the event that Rehab earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement. The agreement may be terminated by Rehab in the event that we fail to pay Rehab the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate. We completed implementation of the internet portion of the lottery program in August 2003 and currently are managing and operating the lottery. Over the last year, we have expanded the product offerings of this project to include server based lottery terminals for which we have developed the software and games. The entity with which we are working to develop the server based lottery terminals, Inspired Gaming Group (with which we have entered a contract to provide certain services, as described under the heading “BUSINESS-Game Development Service,” below) advises that it has completed beta testing and test marketing of the terminals. Rehab expects to roll-out server based lottery terminals by the end of 2007.

Pursuant to an agreement dated December 17, 2001, we have established and currently operate and maintain lottery programs utilizing internet technologies for Rehab Charities UK Limited. We commenced operation of the Rehab UK lottery in December 2003. We are responsible for all manner of operations of the Rehab UK lottery. We have concentrated on augmenting product offerings, running test marketing in contemplation of a commercial roll-out of the lottery. We expect this project to include server based lottery terminals such as those referenced in the description of the Rehab Ireland lottery set forth above. Inspired will be responsible for situating these terminals at locations throughout the UK where it currently operates in excess of 10,000 such terminals. The operating software and games we have developed for these terminals will allow Rehab Charities UK to offer prizes on these terminals significantly larger that those currently offered on Inspired’s terminals. We believe that Inspired is prepared to launch the terminals in the UK in the spring or summer of 2008. We have provided all funding to develop and implement the lottery for Rehab UK. We intend to implement commercial marketing of this project during 2008.

In June 2005, we entered into a joint venture agreement with Cybercyte Sistemas e Serviços Ltda., of Sao Paulo, Brazil, to launch an internet based lottery sales site and to explore the possibility of delivering other lottery programs within Brazil. Cybercyte has been operating lotteries in the Brazilian market for several years and has been granted licenses to offer internet lottery products in the Brazilian States of Para and Santa Catarina. Under the joint venture agreement, we provide the lottery systems and expertise for internet lottery projects initiated in these states and Cybercyte principally is responsible for marketing efforts with respect to the internet lotteries. As of the date hereof, we have developed lottery products in Portuguese which we have delivered. The joint venture company is now focusing marketing efforts on leveraging Latin America Gaming, Inc.’s (Cybercyte’s parent) existing gaming and lottery relationships. Over the past year, we have conducted extensive internal testing of our product offering but have not engaged in any marketing of the site. During July 2007, the national government requested that all Internet gaming sites, including validly licensed state operated lottery sites such as our client’s, suspend operation. The government currently is reviewing all such Internet sites to determine which are currently operating under a valid license and is establishing updated guidelines under which validly licensed state lotteries can operate. Management is confident that our client’s lottery site operates under a validly issued government license, is compliant with existing lottery rules and regulations, is current in the payment of all applicable taxes and will be granted permission to re-launch over the coming months. Management believes that this review process could take as long as three to six months. To date, the Company has generated only immaterial revenue from this program and has incurred only limited development and marketing expenses.

On October 4, 2006, Cell Phone Systems SA, a Venezuelan company of which we own 45% of the outstanding capital stock (“CPS”), entered into an agreement with the State of Aragua, Venezuela to develop, implement and operate mobile lottery games, internet gaming and sports betting. The rights granted under this agreement permit CPS to offer games throughout Venezuela. Under the agreement, which extends for a period of ten years, CPS earns a fee equal to approximately 15-20% of gross sales which after prizes and lottery fees will be distributed on equal basis, after costs and expenses incurred by CPS, to us and our partner in CPS, Smart Media Technologies. We will provide, implement and operate all aspects of the gaming operations of the lottery and Smart Media Technologies will provide mobile phone and banking applications for the operations. In addition, we anticipate earning additional revenues by providing retailer services to other state lottery programs.

We are party to an agreement with Tropical Gaming, Belize which has the right to conduct a lottery using the internet and wireless modalities in the Country of Belize. The agreement, dated November 27, 2001, provides for an initial term of 10 years subject to two 5-year extensions in our sole discretion. The agreement may be terminated by either party upon any default in the performance of the agreement. Management of the Company has elected to defer development of this project and focus the Company’s resources and efforts on larger projects on which it is further along and which have significantly greater revenue generating potential.

Under an agreement dated February 12, 2002, the Guatemalan Pediatric Foundation retained us to establish and operate lottery games in Guatemala through the internet and wireless communications systems. The term of the agreement is for seven years and is automatically renewable for a second seven-year term. The Company has analyzed its potential opportunity in Guatemala and management has determined at this time not to pursue the development and implementation of a new media lottery system given the current competitive climate and the potential economic return from the project.

Game Development Services.

By agreement dated October 12, 2005, Inspired Gaming Group (Inspired), Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces, with an installed base of more than 15,000 networked broadband enabled terminals, retained the Company to provide it with server based lottery content for its terminals. The agreement provides for a territory covering the United Kingdom and Republic of Ireland and that the parties will include Italy and Spain under the terms of a future agreement. The Company has agreed to provide Inspired with a range of services, including providing a minimum of seven lottery games per year for use on Inspired’s server based terminals, securely facilitating prize payouts; providing and maintaining all systems, software, servers and technical support and any upgraded functionality necessary to ensure the availability of the lottery games on the Inspired server based terminals; designing and implementing a game strategy focused on sales growth; proposing and designing co-branding game opportunities; assisting in the design and implementation of all advertising, promotional marketing and sales programs for the lottery games on the Inspired terminals and its Web site; and managing the process from selection, registration, regulatory reporting, accounting statement preparation and charity payment processing. Inspired will have the right to nominate charity lottery benefactors.

In consideration for its services, the Company is entitled to receive a portion of the net proceeds derived from the use of the lottery games on Inspired’s server based terminals. For purposes of the agreement, net proceeds means gross proceeds after deduction of prize payouts, charity proceeds, retailer fees, cash management costs and value added tax, if applicable.

Inspired’s existing server based terminals are located in retail shops, such as convenience stores and pubs, and offer a variety of entertainment products, including amusement games that allow small prizes of up to 25 pounds. The operating software and lottery games we have developed for use on Inspired’s terminals which will allow for more significant prizes. Under the UK’s new gaming regulations, virtually any government licensed charity is entitled to offer lottery products via server based lottery terminals and management believes the Company is well positioned to capitalize on this new opportunity.

As of the date hereof, the Company has developed an operating system and delivered digital instant lottery games to Inspired which has loaded the first set of games on to its terminals. In November 2006, Inspired began beta testing the terminals at field locations within Ireland for release under the auspices of the Rehab Ireland project during the fall of 2007.

Lottery Development.

We offer our lottery clients an integrated range of products and services to develop, build and host lotteries for small national and state-operated lotteries and charitable lottery organizations (CLO’s). We have assembled a management team and personnel that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

•	analyze our client’s operations;

•	analyze the gaming preferences of the indigenous population;

•	design, install, operate, host and maintain lottery systems that support games played via the internet, wireless devices, such as cellular telephones and palm top computers, and interactive TV games;

•	design and implement marketing programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and

•	design innovative games to attract local players and increase prize money.

A significant aspect of the value we add to our client’s operations derives from the credibility we contribute to the organization. Many of our clients have operated as second tier lotteries within their host jurisdictions. An affiliation with our organization increases the client’s technological capabilities to operate a modern lottery program and to participate with proven technology that is in use worldwide. The government supports these organizations but is unable to financially support all of their needs so it gives them extremely valuable and broad gaming licenses. We demonstrate to our clients how to maximize the revenue generating potential of its government sanctioned gaming opportunity.

We believe that the services we provide, the end-product we deliver to our clients and, ultimately, the public, can help transform these lotteries into first-class operations with the capacity to achieve their revenue goals. Our clients benefit from access to a professional lottery organization that grants them access to our lottery know-how and expertise, allows them to offer new forms of distribution, offers them access to state-of-the-art technologies and makes available to them a wide variety of new entertaining gaming formats. We seek to build organizations founded on operational and financial integrity that inspires public confidence and allows the organization to realize its full lottery potential.

Our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to repeatedly re-brand our product for new clients. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous clients, while reducing the set-up time and organizational costs associated with establishing each client’s internet/wireless presence.

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

We work with the client to develop a program that is profitable to the client, efficient to manage and operate and cost effective to both our client and us. Our objective is to create a comprehensive program that offers games which appeal to the user, broaden the base of players and increase prizes. It is our experience that as prize amounts escalate, interest in a lottery increases. This benefits our clients in that it draws additional attention to the charitable cause underlying the lottery and results in greater ticket sales and more proceeds to distribute to the cause. Growth should become self-actuating in that as more people play a lottery to win a larger prize, lottery proceeds increase and allow for even larger prizes, drawing more players.

We construct robust Web sites for our clients capable of handling a high volume of traffic. We host the Web sites on servers located in the United Kingdom, Ireland and Brazil (as discussed elsewhere herein, by order of the gaming authorities in Brazil, our servers in Brazil are not operational at this time). Web sites are designed to ease registration and use and to promote maximum security.

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

Contract Procurement.

To a large degree, lottery contracts are secured on the basis of pre-existing relationships between personnel of lottery management companies, such as ourselves, and lottery license holders. We are dependent upon the relationships that members of our management have cultivated during the course of their careers. Industry knowledge, personal integrity and credibility within the world-wide lottery community are valuable resources which are gained after years of operational and marketing experience. Our lottery personnel have many years of experience in the industry and have fostered and maintain the types of relationships that allow us to present our programs to existing and newly organized lotteries. Performance is also an important factor and our management has been successful in demonstrating the positive results experienced by their previous clients.

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

Our Business Partners.

A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them. We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues. Toward that end, we have been highly selective with respect to our industry partners. We work with Barclay’s Bank in the United Kingdom and AIB in Ireland to handle all financial transactions between us and our clients and visitors to our clients’ Web sites. All transactions are automated to avoid human error.

Games.

We believe that an important factor in maintaining and increasing public interest in lotteries is innovation in game design. Our games are designed to attract the interest of potential players and comply with local regulations. We work closely with lottery regulators and our clients to design customized lottery games which are intended to appeal to the populations in which our clients are located. We employ principles of demographics, sociology, psychology, mathematics and computer technology in the development of our games. The principal characteristics of game design include frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our personnel has extensive expertise in game design that will enhance the marketing of our lottery systems.

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

Technology.

The Company provides technology systems that enable safe hosting of electronic lotteries. We have developed software and methods that securely process and transact game play and have integrated essential tools to monitor and notify administrators of events. These events include real-time reporting of the usage and uptime which also serve as audit controls. This allows us to supervise all aspects of the system maximizing availability and response times.

The infrastructure utilized for the wide area network consists of servers locally placed in regions where systems are implemented. The Company is an international company with clients located globally and today has servers in United Kingdom, Ireland and Brazil. These servers are redundant systems which automatically restore in the event of failure. The data is constantly backed-up and integrity of encryption is constantly updated.

The Company also has developed a game library which allows us to syndicate content for different brands and the game engine can be migrated from client to client. This makes possible customization of game content to partners as a means of creating rapid delivery times and reducing development costs and expenses from client to client. The game content has been pre-developed and tested so that colors, logos, even characters and art can be changed specifically for a region, including language and currency differences. By design, the games can be deployed on devices other than the Internet to expand our product offering and to accommodate the growing needs of the client.

The Company has developed this game content for use on other devices such as server based terminals for pubs, race tracks, and point of sale (POS) terminals for retailers, and to broadcast this content to mobile telephones and interactive television. Our suite of games is specifically designed for easy incorporation into our clients’ offerings to create a quick change over of content and game management. The Company has strategically aligned itself with a compliant game management system which works as the brains to the game content. By integrating both the game management system and game content layers, the solution can be used for various digital lottery offerings.

The Company has an exclusive arrangement with a Las Vegas Gaming Inc. to utilize its approved and privileged gaming licensed lottery management system for in geographic areas outside of the US. This system is a random number generator which has satisfied all testing and casino license requirements to work within certain governed bodies inside the US. This game management system currently has been used in several world class casino properties in Las Vegas and has been for many years. The Company has customized this offering to include the lottery management system alongside our game content and proprietary server infrastructure and methods to bring an entire solution to the industry which can be utilized on the internet, mobile phones, server based terminals, POS terminals, interactive television and legacy slot machines.

Competition.

The government-licensed lottery market can be divided into four distinctive categories: large government operated lotteries; small national operated lotteries; small state-operated lotteries; and independently operated charity lotteries. Present lottery suppliers concentrate their marketing efforts on the large government operated lotteries. As government operated lotteries, these lotteries have the financial wherewithal to install substantial dedicated lottery systems and equipment. Competition for this clientele is competitive; however, this segment of the market is supported by only a few known companies. Competition for small and mid-sized government- and charity- operated lotteries has become more competitive as service providers explore new revenue streams. To date, we believe that neither the charity lottery market place nor the internet/wireless lottery marketplace has been significantly penetrated. We have conducted an internal investigation as to those entities specifically engaged in servicing charitable lottery organizations and have determined that this market currently is under-serviced. We believe that by being the among the first companies dedicated to serving this market and given the experience and aptitude of our management, we will be able to establish ourselves as the premier provider of services and products to charitable lottery organizations.

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

Government Regulation.

Lotteries may be lawfully conducted only in jurisdictions in which they are expressly permitted by law and are subject to extensive government regulation. Regulation typically includes some form of licensing of applicants and their subsidiaries. Applicants for, or holders of, a license may be subject to a broad examination including, among other items, financial stability, integrity and business experience. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are sometimes fixed by legislation, lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, the selection of the vendors of equipment and services and the retailers of lottery products. Laws and regulations applicable to lotteries in foreign jurisdictions evolve and are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

Government regulation may impact the operations of our internet portals in some of the jurisdictions in which we may operate lotteries for clients in the future.

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

The AIM Offering and the Relationship between NM-US and NM-PLC.

As previously described, on March 17, 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares at a price of 50 pence ($.878) per share from which it received gross proceeds of $3,750,338 (based upon the exchange rate on March 17, 2006)(the “AIM Offering”). After deducting costs associated with the AIM Offering of $1,617,644, NM-PLC received net proceeds of $2,132,694 (based upon the exchange rate on March 17, 2006). Prior to the issuance of ordinary shares in the AIM Offering and the issuance of 572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt owed to Milton Dresner and Joseph Dresner, two affiliates of our Company, NM-PLC was a wholly owned subsidiary of the NM-US. After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other shares described above, the NM-US owned approximately 82.3% of NM-PLC’s outstanding capital stock. (As of the date hereof, NM-US owns 81.47% of the outstanding ordinary shares of NM-PLC.) Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner, the principal shareholders and directors of the NM-US and directors of NM-PLC, each purchased 615,786 ordinary shares in the AIM Offering at the placement price or approximately $540,916.

Zimmerman Adams International Limited (“ZAI”), a securities dealer registered with the London Stock Exchange plc, among other things, (i) served as the placement agent for NM-PLC, (ii) sponsored the ordinary shares for admission to trading on the AIM, (iii) acted as NM-PLC’s financial broker and advisor in connection with the offering and (iv) continues to represent NM-PLC as its nomad [the nominated adviser that sponsored NM-PLC’s ordinary shares for quotation on the AIM as required by AIM rules] and financial advisor. The details of the placement arrangement, the other services provided by ZAI and the fees paid to ZAI were previously reported in NM-US’s quarterly report on Form 10-QSB for the three months ended January 31, 2006.

In November 2005, in anticipation of the AIM Offering, NM-US organized NM-PLC and exchanged all of the outstanding shares of our then wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd. (“New Media International”), for 20,205,129 ordinary shares of NM-PLC. As of the date of this report, the directors of NM-PLC are: John T. Carson, an officer and director of NM-US, Randolph H. Brownell, III, an officer and director of NM-US, Joseph Dresner, a non-executive director of NM-US, Milton Dresner, a non-executive director of NM-US; The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft, an independent, non-executive director and the non-executive chairman; and Paula Horan, an independent, non-executive director.

The directors of New Media International are: John T. Carson; Randolph H. Brownell, III; Paula Horan; Milton Dresner; and Joseph Dresner.

Mr. Brownell has resigned from all positions he holds with the Company and its constituent corporation effective upon the filing of this annual report.

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

As of the date hereof, NM-PLC is authorized to issue 150,000,000 ordinary shares with a total capitalization of £1,000,000, of which 24,800,000 are outstanding, of which NM-US owns 20,205,129 shares (81.47%). NM-US has agreed with NM-PLC that it will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any such shares other than on an orderly market basis.

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

The audit committee consists of Lord Mancroft and Ms. Horan and is to meet at least twice each year and will be responsible for ensuring that the financial performance of NM-PLC is properly monitored and reported on. It meets with the external auditors and reviews findings of the audit with them. It meets with the auditors once a year without any members of NM-PLC’s management being present. The audit committee has appointed Anne-Marie Reddy as an advisor to the committee. Ms. Reddy’s firm, Grant-Reddy, prepares the NM-PLC financial statements for AIM filing and is intensely aware of the financial aspects of the company. Her guidance is expected to be very beneficial.

The remuneration committee consists of Lord Mancroft and Ms. Horan and reviews the performance of the NM-PLC’s chairman, executive directors, company secretary and such other members of the executive management as it is designated to consider, determine the framework for their remuneration and, within the terms of the agreed policy and in consultation with the Chairman as appropriate, determine the total individual remuneration packages of each executive director including bonuses, incentive payments and share options or other share awards. It also, subject to NM-PLC’s existing contractual obligations, reviews the design of all share incentive plans for approval by the board and shareholders of NM-PLC and for each such plan, determines whether awards will be made and, if so, the overall amount of such awards, the individual awards to executive directors and the performance targets to be used. No director will be involved in decisions concerning his own remuneration.

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

Employees.

As of August 14, 2007, our group had 16 full-time employees, including three persons in the US corporate office, twelve persons in Canada who engage in product development and one marketing specialist in Ireland. All of the employees are compensated by New Media International. The officers and directors of NM-US perform administrative functions necessary to maintain the company’s obligations in the United States, including its obligations to file reports under the Securities Exchange Act of 1934, as amended and as required under Delaware law. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

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

Loans in the amount of $3.25 million become due over the next seven months and we do not expect to have the funds to repay these obligations on their respective due dates. To the extent we are unable to negotiate an extension of the payment date or otherwise refinance the amounts due, we will be in default on our obligations under the instruments governing the loans.

Over the last eighteen months, we have borrowed an aggregate of $3.25 from Comerica Bank in three tranches. The promissory note evidencing the first loan in the principal amount of $1.5 million becomes due on October 7, 2007, the promissory note evidencing the second loan in the principal amount of $600,000 is due on December 5, 2007 and the promissory note evidencing a line of credit that permits us to borrow the principal amount up to $1.9 million, of which $1.15 million is outstanding as of the date hereof, is due on February 20, 2008. Accrued interest for the last month (or portion thereof prior to the payment date) will also fall due on the maturity date. The entire amount payable under these notes has been jointly and severally guaranteed by Joseph Dresner and Milton Dresner, members of our board of directors and the principal stockholders of the Company. As of the date hereof, we do not have the funds to repay the amounts due under the promissory notes and we do not expect to have the cash required to satisfy these obligations on the dates they become due. We will seek to negotiate an extension of the maturity dates of the notes or otherwise refinance the amounts due thereunder. If we cannot pay these notes as they become due or we are not successful in obtaining an extension of the notes due date or otherwise refinancing them, and collection proceedings are initiated against us, we may have to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

We are a young company with a limited operating history with significant losses and have generated only limited revenues from operations.

To date, our operations have consisted primarily of conducting an analysis of our industry, development of proprietary lottery systems and developing our business model. In addition, we have entered into agreements to implement and manage lotteries for five clients, three of which are currently operating. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated only limited revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2007, we incurred net losses of $3,208,755.

We cannot assure you that we will be able to execute our business model on an extensive basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

We will require substantial additional financing both to sustain our current operations and to take advantage of business opportunities in the future. Financing may not be available to us on acceptable terms, if at all. If we are unable to obtain financing as needed, our business, financial condition and reputation could be negatively impacted.

Implementing and developing new media based lotteries is capital intensive. We require funds both to develop the infrastructure of new opportunities and to implement the marketing programs required to build the player bases from which we generate revenues. To date, we have funded our operations through loans made or guaranteed by affiliates and the sale of equity in our Irish subsidiary. During the last fiscal year we began generating revenues from our Irish lottery client but such revenues currently are insufficient to sustain or grow our operations. Our cash position is depleted and we do not have any funds available to us under lines of credit. We cannot be certain that our current and near-term operations will yield sufficient revenues to sustain our operations or permit us to pursue new projects or that our past sources of financing will be available to us in the future or, that if such financing is available, that it will be on acceptable terms.

Generally, the ability to obtain or raise additional financing depends on many factors beyond our control, including the state of capital markets, the status of our business and the development or prospects for development of competitive business operations by others. The necessary additional financing may not be available or may be available only on unfavorable terms. If the Company is unable to obtain or raise additional funds when needed, the Company may have to curtail operations and may lose valuable business opportunities which could harm our reputation and negatively impact our financial condition and results of operations.

All future financing is required to come through NM-PLC, the Articles of Association of which provide for preemptive rights to existing shareholders, which requirement may constrain or delay its ability to obtain equity financing through the sale of securities. If we are unable to obtain financing when needed, our business and financial condition could be negatively impacted.

In accordance with its agreement with NM-PLC, all of the Company’s gaming operations are conducted through NM-PLC. Accordingly, any financing to develop our gaming operations will be through NM-PLC. The Articles of Association of NM-PLC provide that its existing shareholders have preemptive rights which entitle them to buy a proportional number of shares of any future issue of common stock. A waiver of preemptive rights may be made only at a general meeting of shareholders. The additional time required to obtain a waiver of preemptive rights or make a rights offering may result in our losing a business opportunity.

To the extent NM-PLC sells additional securities to raise capital, NM-US’s ownership position in NM-PLC will be diluted.

Our sole asset is our ownership of ordinary shares of NM-PLC. As of the date hereof, NM-US owns 81.47% of the outstanding shares of capital stock of NM-PLC. To the extent that NM-PLC issues stock to raise funds for operations, our ownership in that company will be diluted, which could negatively impact our financial statements if financing is not arranged on favorable terms.

Government regulations and other actions affecting the lottery industry could have a negative effect on our business.

In many of the jurisdictions where we currently operate or seek to do business, lotteries are not permitted unless expressly authorized by law. The successful implementation of our growth strategy and our business could be materially adversely affected if jurisdictions that currently authorize lotteries do not continue to permit such activities, change existing laws or take others action adverse to our business, which negatively impact our operations and growth plans.

The operations of ongoing lotteries and lottery operators are typically subject to extensive and evolving regulation. While we work with local partners who are specifically licensed and authorized to provide services by the lottery commission in each of the jurisdictions in which we service clients, regulatory authorities that oversee lotteries may desire to conduct an intensive investigation of us and our employees prior to and after the award of a lottery contract. Lottery authorities may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions may seek to conduct extensive personal and financial disclosure and background checks on persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

All of our clients are based outside the United States and our results of operations could be significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposure arises from current transactions and anticipated transactions denominated in currencies other than United States Dollars and from the translation of foreign currency balance sheet accounts into United States Dollar balance sheet accounts. We are exposed to currency exchange rate fluctuations because all of our revenues are denominated in currencies other than the United States dollar. Exchange rate fluctuations may adversely affect our operating results and our results of operations.

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

None of our intellectual property is protected by patents. To the extent that others are able to obtain access to our proprietary information, our business may be materially harmed.

We have not received patent protection for any of our proprietary property. We rely on trade secrets, proprietary know-how and technology which we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. We can not assure you that these agreements will not be breached, that we would have adequate remedies for any breach of these agreements, or that the trade secrets and proprietary know-how embodied in the technologies in which we have an interest will not otherwise become known or be independently discovered by others.

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

The Company has a potential income tax liability related to positions taken on the 2005 tax return for which it has not set aside a reserve and may be unable to pay.

In connection with the reorganization of the Company prior to the AIM Offering, NM-US transferred all of the stock it owned in New Media International (our indirect operating subsidiary) to NM-PLC in consideration of the issuance of stock of NM-PLC, and licensed all of its technology and other intellectual property to New Media International, both of which were taxable transactions under the Internal Revenue Code of 1986, as amended. In filing its federal tax return for 2005, management ascribed what it believed to be reasonable values to such assets, but several tax positions taken on such tax return could be subject to challenge by the Internal Revenue Service (IRS). If the IRS ultimately determines that NM-US should have ascribed a higher value to these assets than it did on the 2005 tax return, it may incur an additional tax thereon and penalties and interest on the unpaid amount. Moreover, the IRS could challenge the method used to determine the tax basis associated with the New Media International stock transferred to NM-PLC. The amount of any additional taxation (and penalties and interest thereon) presently can not be determined. The Company has not set aside a reserve to pay any additional tax which the IRS might impose based upon the value it ascribes to the assets transferred, but if such amount is significant, the Company may not be able to make such payment. Accordingly, the Company could be subject to litigation by the IRS and assessment. To the extent these assessments remained unpaid the Company could expect the IRS to levy all Company assets and pursue collection upon these assets.

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

We also lease approximately 2,964 square feet of office space at Hillsboro Tower, 1800 - 4th Street S.W., Calgary, Alberta, Canada. We lease this space through December 31, 2007 at a monthly rent of $7,560 (Canadian) and we will seek to renegotiate a new lease. Due to market conditions in Calgary, we expect an increase in the monthly rent. We believe that suitable space is available should our company vacate this space. Our software and game developers operate from this facility.

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

No matter was submitted to a vote of security holders during the 2007 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

The Company’s common stock was admitted for quotation on the OTC Bulletin Board in July 2005 under the symbol NWMD but has not traded and, consequently, there is no established trading market for our common stock.

Holders.

At August 14, 2007, there were 64 record holders of the Company's common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information as of April 30, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

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

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

During the year ended April 30, 2007, we did not issue any shares of capital stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview of Operating Results.

During the year ended April 30, 2007, we recorded revenues of $571,995 on net losses of approximately $3,208,755. For the three months ended April 30, 2007, we recorded revenues in excess of $260,000 on net losses of approximately $907,000. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations which have yielded positive results that have exceeded our expectations. As a result of our marketing efforts our Bingo site continues to grow. We continue to develop the electronic lottery and bingo platforms that we can easily migrate among our clients. Though our cash position is diminishing, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland starting in September 2007 and (iii) we will begin to recognize revenues upon the launch (October 2007) of our mobile lottery services in Venezuela. We anticipate that revenues generated from these activities will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding required to meet any shortfalls.

Background.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the last fiscal year. Currently, we generate revenues in the form of commissions based solely from net sales of lottery tickets by our client’s lotteries. For purposes of our agreements with clients, “net sales” is defined as gross lottery ticket sales minus prizes discounts, refunds, and adjustments. We expect to begin generating revenues derived from the use of the lottery games we developed for Inspired Gaming Group Network which are played on its server based terminals.

We offer an integrated range of products and services to develop, build and host lottery programs for state-operated lotteries and other government licensees, such as charitable lottery organizations (CLO’s). Our lottery infrastructure includes (i) proprietary software platforms that support internet websites, server based kiosks and mobile phone lottery operations and (ii) innovative game concepts. We have partnered with other organizations which provide us access to the mobile phone carriers and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other lottery organizations reduces implementation time and the operational and capital costs associated with establishing each client’s internet/wireless presence.

We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems.

Our market primarily comprises small and mid-sized state-operated and charity operated lotteries. The lottery programs we develop and implement target existing lottery players plus the young-adult generation of potential lottery players who may not relate to the traditional paper-based games their parents play and who incorporate new media devices, such as cellular telephones, internet and other wireless apparatus into their daily lives.

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, server based kiosks and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	developing and testing a lottery system for delivery of lottery games to a server based game terminal network;

•	implementing the technical, operational, design and marketing facets of our business in preparation for multiple, full-scale roll-out of programs;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries; and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”), in March 2006.

The Company currently generates revenues solely from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a ‘commission.’ Our lottery service contracts are typically five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years. We also anticipate deriving revenues from the delivery of lottery products and content to a variety of internet-based kiosks.

During the latter part of 2007, we expect to begin recognizing revenues from the systems and games we have developed for use on Inspired’s server based terminals. We are advised that these server based terminals will be launched in Ireland on behalf of Rehab Ireland during the fall of 2007 and in the UK on behalf of Rehab UK during the spring or summer of 2008.

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

Our business is highly regulated, the competition to secure new contracts is often intense and we are subject to all of the risks of doing business in foreign countries, including currency exchange rate risks.

Notable fiscal 2007 Activities.

On October 4, 2006, Cell Phone Systems SA (“CPS”), a Venezuelan company of which we own 45% of the outstanding capital stock, entered into an agreement with the State of Aragua, Venezuela to develop, implement and operate mobile lottery games, internet gaming and sports betting. The rights granted under this agreement permit CPS to offer games in Venezuela. Under the agreement, which extends for a period of ten years, CPS earns a fee equal to approximately 15-20% of gross sales which after prizes and lottery fees will be distributed on equal basis, after costs and expenses incurred by CPS, to us and our partner in CPS, Smart Media Technologies. We will provide, implement and operate all aspects of the gaming operations of the lottery and Smart Media Technologies will provide mobile phone and banking applications for the operations. In addition, we anticipate that we will earn additional revenues by providing retailer services to other state lottery programs.

In October 2006, we acquired an exclusive license from Las Vegas Gaming, Inc. (“LVGI”) to utilize its numbers generating engine for lottery applications. The exclusive territories covered by the license include Europe, Eastern Europe and South America and both companies will work closely together in pursuit of additional markets. We are also analyzing various other applications of LVGI’s gaming software platform for deployment in South America, Europe and Asia. By acquiring the right to utilize this software, we are able to offer an end-to-end solution for platforms such as mobile gaming, video lottery machines and web-based applications and, when bundled with our product offerings, provides a complete turnkey lottery system. The LVGI system has been used for more than 20 years in Nevada and the intellectual property is protected by several gaming licenses and patents. We expect to offer an integrated system combining our platform and the LVGI software beginning in the first calendar quarter of 2007. The combined systems can be migrated among our various clients. The LVGI license extends for an initial three year term and is subject to three yearly incremental extensions thereafter. We will pay commissions to LVGI on a monthly basis calculated on various net win programs.

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing and hosting lotteries; and
o	gaming software development for our clients’ lotteries and third parties.

During fiscal 2008, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed in this section under the sub-heading “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues in the near-term. We believe that both developing our existing clients’ lottery programs and gaming software development represent the most effective and efficient use of our capital. We intend to re-invest profits generated from these operations to grow our business and provide funds to expand existing clients’ programs and develop programs for new clients.

By completing the implementation of lottery systems for our Irish and English clients and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of our Irish client, Rehab Lotteries, represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the continued development of this program during the current year using both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab’s internet bingo operations on an expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations.

During the second fiscal quarter of 2007, our clients Rehab Lotteries and Inspired Gaming Group completed beta testing of the gaming software we have been developing for the kiosk lottery terminals that Inspired will operate on behalf of Rehab. In November 2006, Inspired began beta testing the terminals at field locations in Ireland. We are apprised by Inspired that beta testing has been completed and that it expects to launch the terminals on a commercial basis in the fall of 2007. Management expects that Inspired will commence offering our games on up to 10,000 UK based terminals early in 2008 after the roll out of the Irish Program. We will receive a portion of the net revenues generated by the kiosks.

Our near-term business priorities continue to be concentrated on the marketing and promotion of the Rehab Lottery’s bingo site to both increase the player base and the amount wagered per player, to support our server based terminal project and to commence the development of a lottery in Venezuela. In addition to distributing our own games in Venezuela we have been approached by other lotteries to act as a reseller of their games on mobile phones. In our estimation, Venezuela represents a vibrant lottery market which has strong potential for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We believe that our gaming delivery platforms are sufficiently developed to permit us to migrate the operations we have established elsewhere to our Venezuelan operations. At this juncture, we believe that our primary impediment is available cash. We believe that with sufficient capital, we could complete the development of a gaming system in Venezuela in two to three months and commence marketing this system almost immediately.

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

Analysis of Financial Statements.

As reported in our financial statements to this Annual Report on Form 10-KSB for the year ended April 30, 2007, the Company reported a $3,208,755 net loss after minority interest on $571,995 in net revenues. The Company used $2,046,626 in cash, leaving $196,257 in cash at April 30, 2007. For fiscal year 2007, operations used $3,722,825 in cash.

The Company’s cash and accounts receivable equal $420,688 in available resources to fund $476,312 in accounts payable and accrued expenses. While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2008 to fund the cash shortfall. The Company must also refinance their $3,250,000 third party debt in fiscal year 2008. As of April 30, 2007, current liabilities exceeded current assets by $3,692,803.

Net revenues increased by $520,615 to $571,995, or about 1,000% over the last fiscal year. Revenues have now become a significant item in the financial statements and will contribute to funding the Company’s operating expense deficit.

General and administrative expense increased by $630,000 to approximately $1.4 million, representing an 81% increase from the last fiscal year. While G&A expense increased in several areas, the most significant increases occurred in the following:

•
AIM marketing expenses increased by 2,656% to $155,000 during the last fiscal year representing expenses necessarily incurred in connection with NM-PLC’s ordinary shares being listed on the AIM market including brokers fees, advisor fees, and the London Stock Exchange fees. These expenses did not materially exist in the prior year since the AIM Offering occurred on March 17, 2006.

•	$57,119 in marketing and media expense represents a new expenditure and relates to fees incurred in connection with corporate public relations as an adjunct of NM-PLC’s AIM listing.

•
Payroll increased by $242,042 to $605,566, or 67%. A significant portion of the increase can be attributed to the engagement of a marketing director to promote and manage the Irish Rehab Bingo operation. Moreover, in fiscal year 2006, several people who were paid as consultants, have now been retained as employees in 2007.

•
Payroll tax expense increased by $58,938 to approximately $93,000, or 173%, which is a direct result of the Company’s higher payroll; additionally, hiring Irish employees requires significantly higher mandatory payroll tax contribution.

For 2007 professional fees increased $424,879 to $928,211, or 84%. Approximately $123,000 in new fees was paid to Irish Directors required for the AIM market. Accounting fees increased approximately $232,000. These accounting fees were substantially related to the Irish accountants both for private services and for the public audit. The Company anticipates that this level of accounting expense will not recur. Consulting fees increased approximately $80,000. Most of this increase is the Bingo operations personnel that are required to operate the Bingo system.

Website expense increased by $499,100 to $772,702, or 182%. Rehab Bingo advertising and marketing expenses increased by approximately $335,000 to $470,790, or 346%. This increase was justified for successful marketing of Rehab Bingo and has returned significant revenue to us. The bingo software supplier’s contract requires a royalty based upon site sales and $134,000 of the website expense increase during fiscal 2007 was paid as additional royalties reflecting additional lottery sales.

Liquidity and Capital Resources.

Implementing and developing new media based lotteries is capital intensive. We require funds both to develop the infrastructure of new opportunities and to implement the marketing programs required to build the player bases from which we generate revenues. To date, we have funded our operations through loans made or guaranteed by affiliates and the sale of equity in our Irish subsidiary and, during the last fiscal year, from revenues generated from operations.

At April 30, 2007, our available cash, receivables and liquid assets totaled approximately $439,000. We had a $750,000 borrowing capacity under a line of credit. We had outstanding loans of $3.25 million to unrelated parties and outstanding loans of $333,177 (not including accrued interest) to related parties. During fiscal 2007, we generated $571,995 net revenues from operations with net losses of $3,208,755.

We expect our principal sources of liquidity to be existing cash on hand, funds available under our line of credit and revenues generated from operations. We anticipate generating more meaningful revenues from operations as fiscal 2008 progresses. We have not been able to take full advantage of our revenue generating potential because we have not had the cash to market our existing client’s operations as comprehensively as we would like nor to develop the new lottery projects for which we have contracts. We had anticipated that we would be generating revenues from three additional sources during fiscal 2007, including revenues derived from server based terminals, and from lotteries to be located in Brazil and Venezuela, for which we have signed contracts. We have expended considerable sums in furtherance of these projects but the ventures have been delayed as described below and we have not realized any return on our investments in these businesses to date. Inspired has delayed a full-scale launch of its internet based terminals to deal with changing legislation in the UK and now advises us that it expects to launch its server based terminals after September 2007, when new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition. As to our clients in Brazil, we are encountering political obstacles that have prevented us from taking further action, as described elsewhere herein. We had planned to launch the Venezuela project by May 2007; however, we became aware of increased government oversight of the industry and revisions to the fee schedule to operate lotteries and determined to delay the project launch until these issues were made known to the public. We have analyzed the specifics of the new regulations and believe the potential lottery opportunity has improved. Accordingly, we expect to launch our project in October 2007. We believe that had these projects become operational within the time frame we had anticipated, that we would be generating materially more revenues to support our business. Any failure to realize a return on our investments in these operations would be damaging to our financial condition and reputation.

In addition to requiring cash to develop and market our client’s lotteries, amounts due under outstanding promissory notes become due during the second, third and fourth quarters of fiscal 2008, as follows:

Principal Amount Due	Due Date
$1.5 million	October 7, 2007
$600,000	December 5, 2007
$1.15 million	February 20, 2008

These promissory notes are all guaranteed by our principal shareholders. While we will seek to extend or refinance these notes, we can offer no assurance of success. If we are unable to negotiate extensions of the notes or refinance into new notes, we may have to take radical action which could negatively impact the Company.

We do not expect that our principal existing sources of liquidity will be adequate to support our existing operations or fully develop the new projects we have undertaken. We will require significant additional cash both to continue marketing our existing client’s lottery and to develop and implement lotteries for new clients. Without sufficient funding, we are hesitant to accept new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proven our business model, we will be able to secure project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. Management is confident that its major shareholders will continue to support the Company’s cash requirements until additional investment is sought. With the success of the Irish lottery site and the anticipated roll out of Rehab’s server based digital vending devices, management expects that the Company will operate at a break even level and potentially realize a profit within the coming fiscal year. The availability and cost of capital in the future may inhibit our ability to grow our Company.

If we are unable to obtain financing to sustain our current operations or develop new opportunities, we anticipate that we will scale back our existing operations and postpone developing new opportunities.

We anticipate that the additional funding from outside sources we will require to implement lotteries for new clients will decrease in the next several periods for several reasons. First, we expect to generate revenues from existing operations sufficient to allow us to implement new client lotteries from internal funds. Second, as we conclude full-scale marketing launches of our clients’ lotteries and player bases grow, we expect to realize a critical mass and economies of scale as we gain more practical experience implementing and operating lotteries which should reduce the cost to implement the infrastructure of such lotteries. Once the shakeout period ends, in which we learn what marketing techniques are effective and games players find enticing, we will be able to use our resources more efficiently and effectively. For example, we will be able to migrate the fundamental elements of the lottery infrastructure, as described above, from one lottery to another which will reduce the set-up time and organizational and capital costs, and also reduce the cost of acquiring customers and maximizing gross revenues generated per customer, thereby lowering our capital requirements to start-up and maintain new lottery clients. Theoretically, if our business model is accepted, we can concentrate on marketing to new media device users who we believe we can reach inexpensively because (i) we will require a relatively small organizational infrastructure, even when fully operational, (ii) we will have a significant existing library of games to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, internet kiosks and other wireless devices) is inherently inexpensive and the costs are decreasing each year.

Financing Activities During Fiscal 2007.

During fiscal 2007, we borrowed an aggregate of $1.75 million against credit lines of $2.5 million, of which $750,000 remains available to draw down. The promissory notes that evidence these loans have terms similar to the promissory notes we executed in favor of Comerica Bank during October and December 2005. The $1.9 million note (under which we have drawn $1.15 million to date) becomes due on February 20, 2008 and the $600,000 note, which is fully drawn, becomes due on December 5, 2007. All of the Company’s repayment and other obligations under this note are guaranteed by each Milton Dresner and Joseph Dresner, directors and principal stockholders of the Company.

Contractual Obligations.

The following table presents our contractual obligations and commercial commitments as of April 30, 2007:

Payments Due By Period (all amounts in $)
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases
Operating Leases	125,889	125,889
Loans Payable	3,250,000	3,250,000
Total Contractual Cash Obligations	3,375,889	3,375,889

Recent Accounting Developments.

None

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

ITEM 7. FINANCIAL STATEMENTS

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page 55 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements with accountants relating to financial disclosures for the years ended April 30, 2007 and 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Effective upon the filing of this Annual Report on Form 10-KSB, Randolph Brownell, III, a member of the Board of Directors and the chief financial officer of NM-US, resigned from each such position to pursue other business opportunities. Mr. Brownell also resigned from each position he held with our subsidiaries. There were no disagreements between the Company and Mr. Brownell relating to any of our operations, policies or practices.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons.

The table below sets forth, as of August 14, 2007, (i) the officers and directors of the Company and (ii) the managing directors of NM-PLC, our 81.47% Irish subsidiary.

Name	Age	Title	Period during which person has served as a director of NM-US	Association with Subsidiaries
John Carson	52	President, Chief Executive Officer and Director	2004	Chief Executive Officer, Director of NM-PLC since 2006 and a director of New Media International since 2001
Randolph Brownell, III (1)	39	Chief Operating Officer, Chief Financial Officer and Director	2004	Chief Operating Officer, Chief Financial Officer and Director of NM-PLC since 2006 and director of New Media International since 2001
Sterling Herbst	40	Secretary
Joseph Dresner	82	Director	2004	Non-executive director of NM-PLC since 2006 and non-executive director of New Media International since 2001
Milton Dresner	82	Director and Chairman	2004	Non-executive director and secretary of NM-PLC since 2006 and non-executive director of New Media International since 2001
Frederick Winters (2)	51	Director	2004
The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft	50			Non-executive director and the non-executive chairman of NM-PLC since 2006
Paula Horan	39			Non-executive director and Secretary of NM-PLC since 2006 and non-executive director and Secretary of New Media International since 2003

(1) Mr. Brownell will resign from all capacities with the Company as of the date of the filing of this report with the SEC.

(2) Mr. Winters was appointed to the board of directors of NM-US as representative of Residential Resales, Inc. pursuant to its Share Exchange Agreement with New Media International dated March 19, 2004. There are no agreements to retain Mr. Winters on the board.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

John Carson has been the Chief Executive Officer, President and a director of NM-US since July 1, 2004, has been the Chief Executive Officer and a Director of NM-PLC since 2006 and a director of New Media International since 2001. He also currently serves as the Chief Executive Officer, Director of NM-PLC and as a director of New Media International. Mr. Carson has been an innovator in the lottery industry, having introduced new lottery program delivery models and game formats. During his twenty plus years in the industry, he has been responsible for all aspects of the operation of lottery companies, including obtaining financing, and increasing profits in each of the ventures in which he previously has been involved. From 1993 to 2000, he was the president and chief executive officer of C.G.I. Inc. where oversaw all sales, operational and administrative functions of the corporation and managed all international sales efforts, securing contracts in 16 countries. From 1988 to 1993, Mr. Carson was an officer at Webcraft Technologies, Inc., as president of the lottery division during 1990 through 1993, as vice president of international sales from 1988 to 1990 and as director of financial planning and business development from 1987 to 1988. At Webcraft, he was responsible for developing new markets, securing financing for a number of international joint ventures and developing new products, including the introduction of licensed entertainment products to the lottery industry. During 1986 and 1987, he served as a senior account executive at Columbia Pictures where he launched seven first run projects and sold first run television shows throughout the Midwest region.

Randolph H. Brownell, III has been the Chief Operating Officer, Chief Financial Officer and a member of the board of directors of NM-US since 2004, the Chief Operating Officer, Chief Financial Officer and a director of NM-PLC since 2006 and a director of New Media International since 2001. He had served as our Vice President of Development and Acquisitions from March 2004 to June 30, 2004. Since 1996, Mr. Brownell served as president of Virginia Business Planning and Investments LLC. Until 2002, he was active in the operational management of Virginia Business Planning and Investments LLC and conducted all day to day operating activities, created business and marketing plans for various clients, structured and closed financings of up to $5 million, provided business oversight for clients, helped to liquidate companies, evaluated business opportunities and handled international travel and management for numerous clients. Since 2002, Mr. Brownell has served as a director of Lottery Network Services Ltd. and was responsible for overseeing all company employees, co-developing business and strategic planning and preparing and managing that company’s budgets and investment activities. In addition, Mr. Brownell made presentations to potential investors and worked to develop joint ventures, managed and made presentations to other companies in a lead business development role and managed the filings and all corporate documents in Ireland and served as the chair on all board meetings. Mr. Brownell was a director of TreasureTrivia, an entity from which we purchased certain assets and utilized programming services.

Sterling Herbst has been company secretary of NMLS Delaware since July 2004 and has been employed by the Company since 2001 as the US Operations Manager. Mr. Herbst is responsible for all aspects of the day-to-day operations of the Company’s corporate office in Harrisonburg, Virginia, and has acted as the financial controller of the Company throughout its sphere of international operations. He has assisted senior management with its strategic planning and business plan development. From November 2000 through July 2004, Mr. Herbst was a manager at the Virginia Technology Incubator, LLC, an affiliate of the Company by virtue of common ownership, where he oversaw construction of a technology incubator and facilitated all company purchases. During that same period, he served as the Vice President of US Operations of TreasureTrivia.com, Inc., where he coordinated startup of the U.S. office and managed administrative and support staff; developed and implemented the website prize structure and schedule; and created a prize fulfillment system.

Joseph Dresner has been a director of our company since March 18, 2004. He also currently serves as a Director of NM-PLC and as a director of New Media International, positions he has held since 2006 and 2001, respectively. He is Chairman of the Highland Companies, a Detroit-area-based developer and manager of commercial, industrial and residential properties. Mr. Dresner is a member of the Audit Committee of the Board of Directors of the Company. Mr. Dresner has been a director of Meadowbrook Insurance Group Inc. since 1985. Mr. Dresner was appointed to serve as a director of NM-PLC on November 23, 2005. Mr. Dresner is the brother of Milton Dresner, a director of the Company.

Milton Dresner has been a director of our company since March 18, 2004. He also currently serves as a Director of NM-PLC and as a director of New Media International, positions he has held since 2006 and 2001, respectively. For the past 40 years, Mr. Dresner has been co-owner of Highland Management, Highland Construction, Highland Industrial Development, Highland Manufactured Home Properties, and Highland Motel Properties.  Together, these five interacting organizations were involved in every facet of land development, construction, management and leasing.  The Highland Companies have developed, constructed and managed industrial complexes, multi-family units, manufactured home communities, motels and residential subdivisions.  He is also a partner in several investment banking firms in New York.  Mr. Dresner is a life-long entrepreneur and respected businessman, Mr. Dresner has nearly 50 years of experience in a variety of industries including real estate, equities and retail.  Additionally, Mr. Dresner holds dozens of corporate positions ranging from director, partner and co-owner, to stockholder and investor. Mr. Dresner was appointed to serve as a director of NM-PLC on November 23, 2005. Mr. Dresner is the brother of Joseph Dresner, a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports, during the fiscal year ended April 30, 2007, all reports required to be filed in connection with the issuance of securities (there were no dispositions of securities by any of the persons for which disclosure is required) were filed with the SEC but none were filed on a timely basis.

Code of Ethics.

Our Board of Directors has adopted a code of ethics, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is designed to deter wrongdoing and to promote:

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

We will post our Code of Ethics and disclose any amendment to, or waiver of a provision thereof, on a Form 8-K filed with the SEC and post the Code and any such relevant information on our internet website at such time as we establish a presence on the World Wide Web.

Corporate Governance.

General.

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes key corporate governance practices. In addition, our majority owned Irish subsidiary, NM-PLC, has adopted corporate governance mechanisms in accordance with requirements of the AIM Market on which its ordinary shares trade, to ensure effective and open management of that company, including establishing an Audit Committee and a Remuneration Committee.

Board Determination of Independence.

As of the date hereof, the Company has no policy with respect to independence requirements for its Board members or that a majority of its board be comprised of "independent directors." In determining whether a Board member is "independent," the Company applies the standards of "independence" prescribed by rules set forth by the American Stock Exchange ("AMEX"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, or who owns in excess of fiver percent of the outstanding shares of our capital stock, shall not be considered independent. Accordingly, as of the date hereof, only Frederick Winters meets the definition of "independent director" under Section 121 of the American Stock Exchange Company Guide.

Board of Directors Meetings and Attendance.

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the Company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. During the fiscal year ended April 30, 2007, the Board of Directors did not meet or otherwise take action by written consent. Our business is conducted exclusively through our majority owned Irish subsidiary, NM-PLC, and all corporate actions were taken by the Board of that entity, a majority of the board of directors of which are members of our board of directors.

Committees of Board of Directors.

The board has not established a nominating or a compensation committee, given that NM-US retains only such staff as is necessary to manage the Company’s reporting obligations under federal securities laws, and the board does not believe that such committees are necessary at this time. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

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

Shareholder Communications

The Company does not presently provide a process for security holders to send communications to the Board of Directors. The Company has not held a stockholders meeting at which directors were elected since 2005, given that all business of the Company is conducted exclusively through our majority owned subsidiary, NM-PLC, and all corporate actions were taken by the Board of that entity, a majority of the board of directors of which are members of our board of directors. The Board of Directors has not determined whether to call a meeting for the 2008 fiscal year as the Company is seeking to save the costs associated with such meeting including preparing and filing a proxy statement with the SEC and mailing same to all security holders.

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

SUMMARY COMPENSATION TABLE

During the fiscal year ended April 30, 2007, all of our employees were remunerated by New Media Lottery (International) Limited, an Irish corporation, all of the shares of which are owed by NM-PLC NM-PLC, our 81.47% Irish subsidiary, for all services rendered to our group. NM-US did not pay or otherwise remunerate directly any employee during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total
John T. Carson, Chief Executive Officer	2007 2006	$192,000 $163,000			-0- 1,100,000			14,400 (1) 63,086	206,400 226,086
Randolph Brownell, III, Chief Financial Officer	2007 2006	$168,000 $139,000			-0- 1,000,000			64,400 (2) 55,300	232,400 194,300

All compensation was paid in US Dollars

(1) Represents car allowance.

(2) Represents car allowance and $50,000 in deferred compensation accrued during the years 2003 through 2005 which was paid during the most recent fiscal year.

Employment Agreements.

NM-US has not entered into written employment agreements with any member of our management. NM-PLC and New Media International compensates all of the Company’s employees. Disclosure relating to all management employment contracts issued by NM-PLC is set forth below.

Other Arrangements and Payment of Deferred Salary

During the fiscal years ended April 30, 2006 and 2007, the Company has paid John T. Carson deferred compensation of $60,000 and $0, respectively, and Randolph Brownell, III $50,000 and $50,000, respectively. The deferred compensation paid to these individuals accumulated during the period 2003 to 2005.

In addition, until November 30, 2005, Mr. Brownell was reimbursed in the amount of $3,500 per year to pay the cost of his health insurance premiums, which amount is incorporated into the Summary Compensation Table, above.

In addition, pursuant to their respective employment contracts, Messrs. Carson and Brownell each received $14,400 in car allowance during the fiscal year ended April 30, 2007.

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

Joseph Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006. Mr. Dresner has waived the payment of any fees which may be due him under this agreement. The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

Milton Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006. Mr. Dresner has waived the payment of any fees which may be due him under this agreement. The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

Paula Horan has been engaged as a non-executive director and secretary of NM-PLC under the terms of a letter of appointment dated March 13, 2006 for a fee of €30,000 per annum (excluding bonuses and benefits). The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

The Rt. Hon. Lord Mancroft has been appointed a non-executive director of NM-PLC, effective as of the Admission Date, under the terms of a letter of appointment dated March 1, 2006 for a fee of £50,000 per annum subject to annual review. The amount paid to Lord Mancroft decreased to £36,000 for the period ended April 30, 2007. NM-PLC sold 100,000 of its Ordinary Shares, having a total value of £50,000 at the placing price in the AIM Offering, to Lord Mancroft on Admission for a subscription price equal to the nominal value per Ordinary Share.

Option Grants in the Last Fiscal Year.

Neither NM-US nor NM-PLC granted any options to purchase securities during the fiscal year ended April 30, 2007.

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

Outstanding Equity Awards at Fiscal Year End

Below is information relating to unexercised options held by John T. Carson, our Chief Executive Officer, and Randolph Brownell, our Chief Financial Officer as of April 30, 2007. No other named executive officer held any unexercised options or unvested stock as of such date.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
John Carson	200,000 1,100,000	--	--	$.25 $.35	Mar. 21, 2015 Nov. 2, 2015
Randolph Brownell, III	200,000 1,000,000	--	--	$.25 $.35	Mar. 21, 2015 Nov. 2, 2015

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At August 14, 2007, there were 21,442,143 shares of our Common Stock outstanding. The following table sets forth information as of August 14, 2007, regarding the beneficial ownership of our common stock by (1) each director and officer, (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Securities attributed to the individuals named below include securities convertible into common stock within 60 days of August 14, 2007.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership NM-US Common Stock	Percent of Outstanding Class of NM-US Common Stock Owned (2)	Amount of Beneficial Ownership NM-PLC Ordinary Shares	Percent of Outstanding Class of NM-PLC Ordinary Shares Owned (3)
John Carson (4)	2,187,714	9.62%
Randolph H. Brownell, III (5)	1,474,286	6.51%
Sterling Herbst (6)	96,429	*
Joseph Dresner	7,000,000	32.65%	901,925	3.64%
Milton Dresner	7,000,000	32.65%	901,925	3.64%
Frederick Winters (7)	50,000	*
The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft (8)	-0-	-0-	100,000	*
Paula Horan (9)	-0-	-0-	3	*
Nathan Miller (10)	3,345,715	15.60%	-0-	-0-
All officers and directors as a group (6 persons) (11)	17,808,429	82.10%	1,903,853	7.68%
* Less than 1%.

(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Based on 21,442,143 shares outstanding.
(3)	Based on 24,800,000 ordinary shares of NM-PLC outstanding.
(4)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 1,300,000 shares of common stock.
(5)	Includes 274,286 shares of common stock and options to purchase 1,200,000 shares of common stock.
(6)	Includes 21,429 shares of common stock and options to purchase 75,000 shares of common stock.
(7)	Consists solely of options to purchase shares of common stock.
(8)	The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft is a director of NM-PLC.
(9)	Ms. Horan is a director of NM-PLC.
(10)
Includes 345,715 shares over which Mr. Miller exercises beneficial control which are registered in the names of entities in which Mr. Miller is a part owner along with Nancy Bowman, a former officer and director of the Company.

(11)	Includes options to purchase an aggregate of 2,625,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period November 21, 2006 through January 30, 2007, Milton Dresner, a director of NM-US, NM-PLC and New Media International, loaned New Media International the sum of $225,000. New Media International executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%. This was a short term loan and has since been repaid.

On February 13, 2007, Joseph Dresner, a director of NM-US, NM-PLC and New Media International, loaned New Media International the sum of $75,000. New Media International accrued interest at the prime rate of interest plus 2%. This was a short term loan and was repaid on March 15, 2007.

During the period October 2005 through April 2007, the Company borrowed the sum of $3.25 million from Comerica Bank (and has available an additional $750,000 under a line of credit), the payment of all of which is guaranteed by Joseph Dresner and Milton Dresner.

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

One of our former directors and officers, Nathan Miller, is a partner of the law firm of Miller & Earle, PLLC. This firm provided certain legal services to us until July 2005. During fiscal 2005 and 2004, Miller & Earle, PLLC billed us $43,808 and $202,465, respectively for services rendered. The Company believes that the billings from 2005 were incorrect. Due to uncertainties in the settlement process with Miller & Earle, no provision has been made in the accompanying financial statements to reflect the additional $43,808 in fees. During fiscal 2003 and fiscal 2002, we paid Miller & Earle and aggregate of $0 and $7,500, respectively, for legal services rendered.

ITEM 13. EXHIBITS

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2

10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7
10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principal amount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9

10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9
10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9
10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10
10.28	Floating Eurodollar Note in the principal amount of $600,000, dated December 5, 2006 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11

10.29	Floating Eurodollar Note in the principal amount of $1,900,000, dated February 20, 2007 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11
14	Code of Ethics	5
16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
31.1	Rule 13a-14(a)/15d-14(a) Certification of John T. Carson	11
31.2	Rule 13a-14(a)/15d-14(a) Certification of Randolph Brownell, III	11
32.1	Section 1350 Certification	11

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with the Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.
11.	Filed herewith.

Item 14. Principle Accountant Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2007 fiscal year ending on April 30, 2007 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $33,000. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2006 fiscal year and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $33,750 (including direct engagement expenses).

AUDIT-RELATED FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2007 fiscal year were $0. The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2006 fiscal year were $0. Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company for the 2007 fiscal year were $0. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2006 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Bouwhuis, Morrill & Company, other than the audit services, audit-related services, and tax services, were $0 for the 2007 fiscal year and $0 for the 2006 fiscal year.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	By:	/s/ John T. Carson
Name: John T. Carson
Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ John T. Carson John T. Carson	President and Director	August 14, 2007
/s/ Randolph H. Brownell, III Randolph H. Brownell, III	Chief Operating Officer, Chief Financial Officer and Director	August 14, 2007
/s/ Sterling Herbst Sterling Herbst	Secretary	August 14, 2007
/s/ Joseph Dresner Joseph Dresner	Director	August 14, 2007
/s/ Milton Dresner Milton Dresner	Director	August 14, 2007
/s/ Frederick Winters Frederick Winters	Director	August 14, 2007

ITEM 7. FINANCIAL STATEMENTS

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES

Financial Statements for the Years
Ended April 30, 2007 and 2006
and Report of Independent Registered
Public Accounting Firm

Bouwhuis, Morrill & Company, LLC	12 South Main, Suite 208
Certified Public Accountants	Layton, Utah 84041
801-546-9068 Tel
801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. and Subsidiaries
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheet of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2007 and the consolidated results of their operations and their cash flows for the years ended April 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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
August 10, 2007

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As at April 30, 2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$196,257
Accounts receivable, net	224,431
Other receivable	88,129
Marketable securities (Note 3)	18,000
Prepaid assets	104,834

Total Current Assets	631,651

PROPERTY AND EQUIPMENT, NET (Note 2)	299,301

TOTAL ASSETS	$930,952

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$476,312
Deferred compensation	62,500
Due to related parties (Note 4)	202,465
Notes payable	3,250,000
Loans payable - related parties (Note 5)	333,177

Total Current Liabilities	4,324,454

TOTAL LIABILITIES	4,324,454

MINORITY INTEREST	3,442,660

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(10,323,539)
Accumulated other comprehensive income
Foreign currency translation adjustment	112,247
Unrealized gain on marketable securities	18,000

Total Stockholders' Deficit	(6,836,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$930,952

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	April 30,
	2007	2006

NET REVENUES	$571,995	$51,380

OPERATING EXPENSES

Depreciation and amortization expense	153,786	115,046
General and administrative	1,408,515	778,515
Management fees	140,682	101,000
Professional fees	928,211	503,332
Programming fees	672,145	526,489
Rent expense	98,609	60,822
Contract Development	92,500	-
Website expense	772,702	273,602

Total Operating Expenses	4,267,150	2,358,806

LOSS FROM OPERATIONS	(3,695,155)	(2,307,426)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	(85,353)	-
Cancellation of debt	50,000	-
Interest income	7,428	14
Interest expense	(166,222)	(242,623)

Total Other Income (Expenses)	(194,147)	(242,609)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(3,889,302)	(2,550,035)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	680,547	226,574

NET LOSS	$(3,208,755)	$(2,323,461)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.18)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	13,108,810

OTHER COMPREHENSIVE INCOME

NET LOSS	$(3,208,755)	$(2,323,461)

Foreign currency translation adjustment	312,238	51,343
Unrealized loss on marketable securities	-	(12,000)

COMPREHENSIVE LOSS	$(2,896,517)	$(2,284,118)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, April 30, 2005	11,167,143	$11,167	$2,055,757	$(4,791,323)	$32,247	$-

Common stock issued for software at
$0.91 per share, May 2005	275,000	275	224,725	-	-	-

Common stock issued in conversion of
debt at $0.31 per share, March 2006	10,000,000	10,000	3,076,699	-	-	-

Consolidation of subsidiaries	-	-	(2,021,493)	-	-	3,927,612

Unrealized loss on marketable securities	-	-	-	-	(12,000)	-

Foreign currency translation	-	-	-	-	51,343	-

Net loss for the year ended
April 30, 2006	-	-	-	(2,323,461)	-	-

Balance, April 30, 2006	21,442,143	$21,442	$3,335,688	$(7,114,784)	$71,590	$3,927,612

Consolidation of subsidiaries	-	-	-	-	-	(484,952)

Foreign currency translation	-	-	-	-	40,657	-

Net loss for the year ended
April 30, 2007	-	-	-	(3,208,755)	-	-

Balance, April 30, 2007	21,442,143	$21,442	$3,335,688	$(10,323,539)	$112,247	$3,442,660

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,208,755)	$(2,323,461)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization expense	153,786	115,046
Loss on disposition of assets	85,353	-
Subsidiary stock issued for non cash expense	39,118	-
Minority interest in subsidiaries losses	(680,547)	(226,574)
Change in operating assets and liabilities:
Accounts receivable	(169,547)	(54,884)
VAT receivable	(3,904)	(74,506)
Accounts payable and accrued expenses	110,161	332,921
Deferred compensation	(50,000)	(94,000)
Prepaid assets	1,510	(97,773)
Other receivables	-	2,304
Due to related parties	-	(2,000)

Net Cash Used by Operating Activities	(3,722,825)	(2,422,927)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(122,247)	(81,764)

Net Cash Used by Investing Activities	(122,247)	(81,764)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	3,750,338
Common stock offering costs	-	(1,617,644)
Capital contributed by shareholders	-	-
Proceeds from issuance of notes payable	1,750,000	1,500,000
Proceeds from issuance of notes
payable, related parties	300,000	1,077,460
Payments on notes payable, related parties	(300,000)	(100,000)
Payments on notes payable	-	(5,929)

Net Cash Provided by Financing Activities	1,750,000	4,604,225

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	48,446	51,349

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,046,626)	2,150,883

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,242,883	92,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$196,257	$2,242,883

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	April 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$152,672	$57,180
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for note payable	$-	$3,086,699
Increase (decrease) in fair value
of marketable securities	$-	$(12,000)

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
April 30, 2007 and 2006

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

Asset Class	Life	2007
Computer Equipment	3 Years	$102,567
Furniture & Equipment	7 Years	7,805
Computer Software	3 Years	319,007
Less - Accumulated Depreciation & Amortization		(130,078)
Net Property and Equipment		$299,301

Depreciation and amortization expense for the years ended April 30, 2007 and 2006 was $153,786 and $115,046, respectively.

f. Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30,	April 30,
	2007	2006
Net loss (numerator)	$3,208,755	$2,323,461
Weighted average shares outstanding (denominator)	21,442,143	13,108,810
Loss per share amount	$0.15	$0.18

The Company has issued the following securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended April 30, 2007.

Options	2,875,000 shares
Warrants	200,000 shares

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of April 30, 2007 and 2006.

At April 30, 2007, the Company has an approximately $260,000 net operating loss carryforward. The Company’s subsidiary New Media Lottery Services (International), Ltd. has capitalized $4,952,923 as Code Section 195 start up expenditures. With the January 2006 inception of operating revenues by the Company’s foreign subsidiary, the Company has deemed that operations have begun, as defined by Section 195. These cumulative startup costs will be amortized over sixty months for income tax accounting purposes .. The Company and its subsidiaries will not file a consolidated income tax return. Neither the domestic parent or the foreign subsidiaries expect any income tax expense for the year ended April 30, 2007.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company was informed by letter from their tax accountants on January 12, 2007 along with their 2005 US tax return that several tax positions taken on the 2005 return could potentially be challenged by the Internal Revenue Service (IRS). The two most significant tax positions in question were disclosed on a form 8275, Disclosure Statement, within the 2005 tax return. One, the technology licensed to New Media Lottery Services (International), Ltd was valued at $100,000 based on management’s assessment of value. Two, the Company’s transfer of its stock in New Media Lottery Services (International), Ltd for stock in New Media Lottery Services, Plc was a taxable transaction. Management determined the transferred stock value to be $1,900,000. Both valuations could be challenged by the IRS and if ultimately determined to be significantly higher result in US taxation. Additionally, the IRS could challenge the method used to determine the tax basis associated with the New Media Lottery Services (International), Ltd stock. The extent of this taxation can not be determined.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, any net operating loss carry forward may be limited as to future use.

i. Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

j. Principles of Consolidation

The consolidated financial statements include the accounts of New Media Lottery Services, Inc., and its subsidiaries New Media Lottery Services, Inc. (Canada), New Media Lottery Services, Plc, New Media Lottery Services (International) Limited, and New Media Lottery Services (International) Limited (Canada). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Using the guidance of FIN 46(R), the Company has consolidated its fifty percent interest in the Brazilian joint venture. (See Note 15)

k. Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends and $-0- at April 30, 2007.

l. Concentrations of Credit Risk (Cash balances at a single financial institution)

The Company maintains its cash balances in secured financial institutions. Two of these institutions are in the United States and are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2007 the Company had no uninsured cash balances in the United States. The remainder of the Company’s cash reserves are held in Ireland with Allied Irish Bank or Canada with Scotia Bank.

m. Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended April 30, 2007 and 2006 were $470,791 and $135,977, respectively.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Revenue Recognition

The Company recognizes a contracted monthly commission based on each lottery’s financial performance. All discounts, refunds, adjustments are settled inclusive in the commission.

o. Foreign Currency Translation

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

Marketable securities at April 30, 2007 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115. Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

April 30,
2007

Fair value of marketable securities at beginning of year	$30,000
Realized gain (loss) on marketable securities	-
Proceeds from the sale of marketable securities	-
Unrealized gain (loss) on marketable securities	(12,000)

Fair value of marketable securities at end of year	$18,000

Unrealized holding gains and losses are reported in other comprehensive income

NOTE 4 -	RELATED PARTY TRANSACTIONS

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

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Miller & Earle, PLLC

The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder of the Company. The Company paid ME $0 and $0 during the years ending April 30, 2007 and 2006. The Company owed ME $202,465 at April 30, 2007 and 2006 (see Note 9).

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 4 -	RELATED PARTY TRANSACTIONS (Continued)

Virginia Business Planning and Investments

The Company has used the services of Virginia Business Planning and Investments (VBP) for consulting services or operating capital. Some of the Company’s major shareholders are the majority owners of VBP. The Company owed VBP $0 and $0 at April 30, 2007 and 2006. The company paid Virginia Business Planning $0 and $2,000 during the years ended April 30, 2007 and 2006, respectively.

Nathan Miller

As April 30, 2007, New Media Lottery Services, Inc. was indebted to Nathan Miller, a former officer and director of the company and current major shareholder, in the amount of $183,177, plus $43,616 in accrued interest, which is repayable on terms to be determined.

Milton Dresner

During fiscal year 2006, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $150,000. New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%.

NOTE 5 -	LOANS PAYABLE - RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

April 30,
2007
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	150,000
Total Loans Payable	333,177
Less: Current Portion	(333,177)
Long-Term Loans Payable	$-

NOTE 6 -	NOTES PAYABLE

Notes payable consisted of the following:

April 30,
2007
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due October 10, 2007	1,500,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due December 5, 2007	600,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due February 20, 2008	1,150,000
Total Notes Payable	3,250,000
Less: Current Portion	3,250,000
Long-Term Notes Payable	$-

Fiscal
Year Ending
April 30	Amount

2008	$3,250,000
2009	-
Thereafter	-
Total	$3,250,000

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 7 -	EQUITY TRANSACTIONS

Effective March 2006, the Company issued 10,000,000 shares of its common stock to convert loans payable - related party in the amount of $3,086,698.

NOTE 8 -	FINANCIAL INSTRUMENTS

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

Compensation Agreements

The Company has compensation agreements with two key management personnel in the amounts of $192,000 and $168,000 per year. These agreements, dated March 13, 2006, are through New Media Lottery Services, PLC for an initial term of twelve months.

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

The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were granted during the fiscal year ended 2007.

EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at April 30, 2007:

Outstanding, April 30, 2006	2,875,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2007	2,875,000

Weighted average exercise price of options outstanding at April 30, 2007	$0.34

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 10 -	STOCK OPTIONS AND WARRANTS (Continued)

	Outstanding			Exercisable
Weighted
		Average	Weighted	Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/07	Life (years)	Price	at 4/30/07	Price

$ 0.25	425,000	7.90	$0.25	425,000	$0.25

$0.35	2,450,000	8.50	$0.35	2,450,000	$0.35

WARRANTS

The following tables summarize the information regarding warrants at April 30, 2007:

Outstanding, April 30, 2006	200,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2007	200,000

Weighted average exercise price of warrants outstanding at April 30, 2007	$0.25

	Outstanding			Exercisable
Weighted
		Average	Weighted	Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/07	Life (years)	Price	at 4/30/07	Price

$ 0.25	200,000	8.00	$0.25	200,000	$0.25

NOTE 11 -	GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred $10,323,539 losses from inception of the Company through April 30, 2007. The Company’s stockholders’ deficit at April 30, 2007 was $6,836,162.

Management is continually striving to overcome our operating losses by expanding the player base of its various projects and thereby increasing its operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised $3.7 million from its public Offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

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
April 30, 2007 and 2006

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

NOTE 13 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company conducts its operations from facilities that are leased under three non-cancelable operating leases.

The Company leases an office at 370 Neff Avenue, Suite L, Harrisonburg, Virginia. The office is approximately 1,511 square feet. This lease is on a month-to-month basis at $1,392.

The Company leases approximately 2,964 square feet of office space at Hillsboro Tower, 1800-4th Street, SW, Calgary, Alberta, Canada. This lease terminates December 31, 2007 and has a monthly rent of $7,560 (Canadian).

New Media Lottery Services, PLC, leases an office at 22/23 Upper Pembroke Street, Suite 402, Dublin 2, Ireland, from John R. McGuire at a 1,028 euros monthly rent. This lease ends March 30, 2008

The Company has contracts with Hosting 365, LTD in Ireland to provide on-line website hosting and to lease computer hardware. These agreements require a $5,500 total monthly fee and all expire by January 18, 2008.

The Company also has a contract with Parlay Entertainment Limited. The financial terms of this contract are confidential, however, the minimum fee requirements have been included in the following table.

The following is a schedule of future minimum rental payments and commitments required under the above agreements as of April 30, 2006:

Year Ending
April 30,	Amount

2008	$125,889
2009	-
thereafter	-

Rental expense was $98,609 in 2007, and $60,822 in 2006.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 14 - MAJOR CUSTOMER AND FOREIGN OPERATIONS

The Company received virtually all of its revenue from Rehab Net Games Limited, an Irish corporation.

Foreign Operations and Exchange Risk
The Company intends to conduct activities in multiple foreign markets including countries with developing economies. Some of these countries may have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct business. The Company may be materially adversely affected by possible political or economic instability in these countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climates in which the Company conducts business activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted and, therefore, no adjustments have been made to the accompanying financial statements.

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