Form 10QSB
period 2007-07-31
New Media Lottery Services Inc
filed 2007-09-14
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 13, 2007 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As at July 31, 2007

July 31,
2007
ASSETS	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$234,699
Accounts receivable, net	162,624
Other receivable	43,673
Marketable securities	15,300
Prepaid assets	97,548

Total Current Assets	553,844

PROPERTY AND EQUIPMENT, NET	287,981

TOTAL ASSETS	$841,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$385,001
Deferred compensation	62,500
Due to related parties	202,465
Notes payable	4,000,000
Loans payable - related parties	333,177

Total Current Liabilities	4,983,143

TOTAL LIABILITIES	4,983,143

MINORITY INTEREST	3,312,628

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(10,935,929)
Accumulated other comprehensive income
Foreign currency translation adjustment	109,553
Unrealized gain on marketable securities	15,300

Total Stockholders' Deficit	(7,453,946)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$841,825

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	July 31,
	2007	2006

NET REVENUES	$218,622	$54,057

OPERATING EXPENSES

Depreciation and amortization expense	32,563	30,359
General and administrative	255,522	373,400
Loss on sale of property and equipment	-	10,539
Management fees	22,991	30,959
Professional fees	148,896	265,161
Programming fees	190,237	166,838
Rent expense	28,445	20,996
Website expense	201,005	206,437

Total Operating Expenses	879,659	1,104,689

LOSS FROM OPERATIONS	(661,037)	(1,050,632)

OTHER INCOME (EXPENSES)

Interest income	32	4,220
Interest expense	(81,415)	(31,825)

Total Other Income (Expenses)	(81,383)	(27,605)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(742,420)	(1,078,237)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	130,031	180,410

NET LOSS	$(612,389)	$(897,827)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(612,389)	$(897,827)

Foreign currency translation adjustment	(2,694)	16,309
Unrealized loss on marketable securities	(2,700)	-

COMPREHENSIVE LOSS	$(617,783)	$(881,518)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	July 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(612,389)	$(897,827)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	32,562	30,359
Loss on disposition of assets	-	10,539
Minority interest in subsidiaries losses	(130,031)	(180,410)
Change in operating assets and liabilities:
Accounts receivable	61,807	(65,725)
VAT receivable	44,456	-
Accounts payable and accrued expenses	(91,312)	(1,100)
Prepaid assets	7,286	(125)

Net Cash Used by Operating Activities	(687,621)	(1,104,289)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(20,387)	(6,939)

Net Cash Used by Investing Activities	(20,387)	(6,939)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	750,000	-

Net Cash Provided by Financing Activities	750,000	-

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(3,550)	16,309

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	38,442	(1,094,919)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	196,257	2,242,883

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$234,699	$1,147,964

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$72,807	$35,218
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2007 Annual Report on Form 10-KSB. Operating results for the three-months ended July 31, 2007 are not necessarily indicative of the results to be expected for year ending April 30, 2008.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2007, the Company has incurred operating losses of $10,323,539 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2007. The Company’s stockholders’ deficit at April 30, 2007 was $6,836,162. Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2007 of approximately $661,037. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

Management is continually striving to overcome our operating losses by expanding the player base of its various projects and thereby increasing its operating income. The ability to expand the player base is principally contingent on raising additional capital for marketing and new project developments. As of March 17, 2006 our future is directly tied to NMLS Plc., which raised approximately $3.75 million from its public Offering. Management is confident that both entities are in a better position to raise future potential funds subject to new project needs and existing project performance. In addition to our on-going efforts to achieving break-even cash flow, we also have the support of two key current shareholders who can meet operating shortfalls.

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

NOTE 3 - MATERIAL EVENTS

On February 20, 2007, the company obtained a $1,900,000 loan from Comerica Bank. During the first quarter of the fiscal year ending April 30, 2008, the Company borrowed the remaining $750,000 from this loan. The note is due February 20, 2008, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

NOTE 4 - SUBSEQUENT EVENTS

On August 27, 2007, the company received $100,000 from notes payable to Joseph Dresner, a related party. This note is due on demand and bears interest at Prime + 2% per annum.

On September 7, 2007, the company received $100,000 from notes payable to Milton Dresner, a related party. This note is due on demand and bears interest at Prime + 2% per annum.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our clients’ electronic lottery and bingo operations and our ability to obtain capital as necessary to expand existing operations and implement new projects. We cannot assure you that we will achieve profitability, that our clients’ operations will generate the revenues we expect, that we will have the capital to complete any or all of our existing or future projects or that we will have the cash sufficient to repay $4 million of loans that become due over the next six months or otherwise refinance these loans.

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the fiscal year ended April 30, 2006. Currently, we generate revenues in the form of commissions based solely from net sales of lottery tickets by our client’s lotteries. We expect to begin generating revenues derived from the use of the lottery games we developed for Inspired Gaming Group Network which are played on its server based terminals.

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

Our market primarily comprises small and mid-sized state-operated and charity operated lotteries sanctioned by the government. The lottery programs we develop and implement target existing lottery players plus the young-adult generation of potential lottery players who may not relate to the traditional paper-based games their parents play and who incorporate new media devices, such as cellular telephones, internet and other wireless apparatus into their daily lives.

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, server based kiosks and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	developing and testing a lottery system for delivery of lottery games to a server based game terminal network;

•	implementing the technical, operational, design and marketing facets of our business in preparation for multiple, full-scale roll-out of programs;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries (“Rehab Ireland”); and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”), in March 2006 (the “AIM Offering”).

The Company currently generates revenues solely from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a “commission.” Our lottery service contracts are typically five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years. We also anticipate deriving revenues from the delivery of lottery products and content to a variety of internet-based kiosks.

During the latter part of calendar year 2007, we expect to begin recognizing revenues from the systems and games we have developed for use on Inspired Gaming Group Network’s (“Inspired”) server based terminals. We are advised that these server based terminals will be launched in Ireland on behalf of Rehab Ireland during the fall of 2007 and potentially in the UK on behalf of Rehab UK and other charities during the spring or summer of 2008.

All of our clients are outside the United States. In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we are subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and political instability.

Our business is highly regulated, the competition to secure new contracts is often intense and we are subject to all of the risks of doing business in foreign countries, including currency exchange rate risks.

We have generated only limited revenues to date and we have supported our operations from cash provided by the AIM Offering and from loans provided or guaranteed by our principal stockholders. As of the date hereof, we have borrowed $4 million, which sum is evidenced by a series of promissory notes that become due at various times over the next six months, as more fully described under the heading “Liquidity and Capital Resources,” below. As of the date hereof, we do not have the funds to repay the amounts due under the promissory notes and we do not expect to have the cash required to satisfy these obligations on the dates they become due. We will seek to negotiate an extension of the maturity dates of the notes or otherwise refinance the amounts due thereunder. If we cannot pay these notes as they become due or we are not successful in obtaining an extension of the notes due date or otherwise refinancing them, and collection proceedings are initiated against us, we may have to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

Summary of First Quarter Operations.

During the three months ended July 31, 2007, we recorded revenues of approximately $218,600 on net losses of approximately $612,400 as compared to revenues of approximately $54,000 on losses of approximately $897,800 for the first quarter of fiscal 2007 and as compared to revenues of approximately $261,800 on net losses of approximately $907,300 for the three months ended April 30, 2007. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations. As a result of our marketing efforts, sales on the bingo site operated by Rehab Ireland grew by approximately 46% over the previous quarter and by 199% over the first quarter of fiscal 2006. We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses decreased by approximately $225,000, or 20%, over the three month period ended July 31, 2006. We continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. Though our cash position is diminishing, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, and (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland some time during our second fiscal quarter of 2008, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding or arrange the credit required to cover any shortfalls.

Recent Accounting Developments.

None

Critical Accounting Policies.

None

Foreign Currency Translation.

The Company’s foreign currency translation policy is that for all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end, historical exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' deficit.

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

Our near-term business priorities continue to be concentrated on the marketing and promotion of the Rehab Ireland bingo site to both increase the player base and the amount wagered per player, to support our server based terminal project in Ireland and the United Kingdom, to launch our clients lotteries in Venezuela and Brazil.

By completing the implementation of lottery systems for our Irish and English clients and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of Rehab Ireland represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the continued development of this program during the current year using both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab Ireland’s internet bingo operations on an expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations. Over the next few months, we expect to launch a relationship web site in Ireland which is directed at single adults in the age demographic of players of the bingo web site operated by our client Rehab Ireland. Initially, we hope to direct internet traffic on this site to the bingo Web site and, over time, to develop the relationship site as a profitable venture from advertising revenues.

During the 2007 fiscal year, our clients Rehab Ireland and Inspired Gaming Group completed beta testing of the gaming software we have been developing for the server based kiosk lottery terminals that Inspired will operate on behalf of Rehab. In November 2006, Inspired began beta testing the terminals at field locations in Ireland. We are apprised by Inspired that beta testing has been completed and that it expects to launch the terminals on a commercial basis in the fall of 2007.

Inspired has delayed a full-scale launch of its internet based terminals through our client Rehab UK to sort out changing legislation in the UK and now advises us that it expects to launch its server based terminals after September 2007, when new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition. Management expects that Inspired will commence offering our games on up to 10,000 UK based terminals early in 2008 after the roll out of the Irish Program. We will receive a portion of the net revenues generated by the kiosks.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We have implemented gaming delivery platforms and games for our Venezuelan operations. We had planned to launch the Venezuela project by May 2007; however, we became aware of increased government oversight of the industry and revisions to the fee schedule to operate lotteries and determined to delay the project launch until these issues were made known to the public. We have analyzed the specifics of the new regulations and believe the potential lottery opportunity has improved. Accordingly, we expect to launch our project in October 2007. In addition to distributing our own games in Venezuela we have been approached by other lotteries to act as a reseller of their games on mobile phones. In our estimation, Venezuela represents a vibrant lottery market which has strong potential for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

As to our Brazilian client’s operations, we have developed lottery products in Portuguese which we have delivered and, over the past year, we have conducted extensive internal testing of our product offering but have not engaged in any marketing of the site. During July 2007, the national government of Brazil requested that all Internet gaming sites, including validly licensed state operated lottery sites such as our client’s, suspend operation. The government currently is reviewing all such Internet sites to determine which are currently operating under a valid license and is establishing updated guidelines under which validly licensed state lotteries can operate. Management is confident that our client’s lottery site operates under a validly issued government license, is compliant with existing lottery rules and regulations, is current in the payment of all applicable taxes and will be granted permission to re-launch over the coming months. Management believes that this review process could take as long as three to six months. To date, the Company has generated only immaterial revenue from this program and has incurred only limited development and marketing expenses.

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

Results of Operations for the Three Months ended July 31, 2007.

As reported in our financial statements to this Quarterly Report on Form 10-QSB for the three months ended July 31, 2007, the Company reported a $612,389 net loss after minority interest on $218,622 in net revenues for the quarter as compared to revenues of $54,057 on losses of $897,827 for the first quarter of fiscal 2007. The increase in revenues is attributable to increased sales of bingo products by our Irish client and was responsible for the reduction in our net losses on a period by period analysis. The Company used $687,621 in cash for operating activities, leaving $234,699 in cash at July 31, 2007.

At July 31, 2007, the Company’s cash and accounts receivable equal $397,323 in available resources to fund $385,001 in accounts payable and accrued expenses. While Rehab Ireland should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2008 to fund the cash shortfall. The Company must also refinance their $4,000,000 third party debt in fiscal year 2008. As of July 31, 2007, current liabilities exceeded current assets by $4,429,299.

Net revenues increased by $164,565 to $218,622, or about 304% over the first quarter of the last fiscal year. Revenues have now become a significant item in the financial statements and will contribute to funding the Company’s operating expense deficit.

Operating expenses decreased by $225,030 to $879,659, representing a 20% decrease from the first quarter of the last fiscal year. The Company reported notable decreases in general and administrative expenses as well as professional fees.

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

At July 31, 2007, we had $553,844 in current assets. During the last quarter we drew down the remaining amount under our lines of credit and have no borrowing capacity as of the date hereof. We had outstanding loans of $4 million to unrelated parties and outstanding loans of $333,177 (not including accrued interest) to related parties.

We expect our principal sources of liquidity to be existing cash on hand and revenues generated from operations. We anticipate generating more meaningful revenues from operations as fiscal 2008 progresses. We have not been able to take full advantage of our revenue generating potential because we have not had the cash to market our existing client’s operations as comprehensively as we would like, nor to develop the new lottery projects for which we have contracts. We had anticipated that we would be generating revenues from three additional sources during fiscal 2007, including revenues derived from server based terminals, and from lotteries to be located in Venezuela, for which we have signed contracts. We have expended considerable sums in furtherance of these projects but the ventures have been delayed as described above. We have not realized any return on our investments in these businesses to date. We believe that had these projects become operational within the time frame we had anticipated, that we would be generating materially more revenues to support our business. Any failure to realize a return on our investments in these operations would be damaging to our financial condition and reputation.

In addition to requiring cash to develop and market our client’s lotteries, amounts due under outstanding promissory notes become due during the second, third and fourth quarters of fiscal 2008, as follows:

Principal Amount Due	Due Date
$1.5 million	October 7, 2007
$600,000	December 5, 2007
$1.90 million	February 20, 2008

These promissory notes are all guaranteed by our principal shareholders. While we will seek to extend or refinance these notes, we can offer no assurance of success. If we are unable to negotiate extensions of the notes or refinance into new notes, we may have to take radical action which could negatively impact the Company.

We do not expect that our principal existing sources of liquidity will be adequate to support our existing operations or fully develop the new projects we have undertaken. We will require significant additional cash both to continue marketing our existing client’s lottery and to develop and implement lotteries for new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proven our business model, we will be able to secure project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. Management is confident that its major shareholders will continue to support the Company’s cash requirements while additional investment is sought. With the success of the Irish lottery site and the anticipated roll out of Rehab Ireland’s server based digital vending devices, management expects that the Company will operate at a break even level and potentially realize a profit within the coming fiscal year. The availability and cost of capital in the future may inhibit our ability to grow our Company. Without sufficient funding, we are hesitant to accept new clients.

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

Financing Activities During the Last Quarter.

On February 20, 2007, the company obtained a $1,900,000 loan from Comerica Bank. During the first quarter of the fiscal year ending April 30, 2008, the Company borrowed the remaining $750,000 from this loan. The note is due February 20, 2008, bearing interest approximately equal to the Eurodollar Prime rate plus 2.5%.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements or commitments.

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

Item 3. Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation our chief executive officer, who is also our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2007, we were not party to any litigation or other legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended July 31, 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of John T. Carson
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 14, 2007	By:	/s/ John T. Carson
John T. Carson, President, Principal Executive Officer and Principal Financial Officer