Form 10QSB
period 2007-10-31
New Media Lottery Services Inc
filed 2007-12-17
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 14, 2007 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As at October 31, 2007

ASSETS

October 31,
2007
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$179,016
Accounts receivable, net	251,940
Marketable securities	9,000
Prepaid assets	99,933

Total Current Assets	539,889

PROPERTY AND EQUIPMENT, NET	266,401

TOTAL ASSETS	$806,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$516,691
Other payable	34,021
Deferred compensation	62,500
Due to related parties	202,465
Notes payable	4,000,000
Loans payable - related parties	968,177

Total Current Liabilities	5,783,854

TOTAL LIABILITIES	5,783,854

MINORITY INTEREST	3,159,448

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(11,629,060)
Accumulated other comprehensive income
Foreign currency translation adjustment	125,918
Unrealized gain on marketable securities	9,000

Total Stockholders' Deficit	(8,137,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$806,290

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

NET REVENUES	$311,487	$153,163	$530,109	$207,220

OPERATING EXPENSES

Depreciation and amortization expense	32,866	34,933	65,429	65,292
General and administrative	270,561	395,869	526,083	769,269
Loss on sale of property and equipment	-	(34)	-	10,505
Management fees	21,896	62,906	44,887	93,865
Professional fees	229,591	213,056	378,487	478,217
Programming fees	186,322	165,801	376,559	332,639
Rent expense	31,278	23,954	59,723	44,950
Website expense	287,384	123,997	488,389	330,434

Total Operating Expenses	1,059,898	1,020,482	1,939,557	2,125,171

LOSS FROM OPERATIONS	(748,411)	(867,319)	(1,409,448)	(1,917,951)

OTHER INCOME (EXPENSES)

Interest income	44	2,712	76	6,932
Interest expense	(97,944)	(35,350)	(179,359)	(67,175)

Total Other Income (Expenses)	(97,900)	(32,638)	(179,283)	(60,243)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(846,311)	(899,957)	(1,588,731)	(1,978,194)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	153,179	166,936	283,210	347,346

NET LOSS	$(693,132)	$(733,021)	$(1,305,521)	$(1,630,848)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	21,442,143	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(693,132)	$(733,021)	$(1,305,521)	$(1,630,848)

Foreign currency translation adjustment	16,365	(4,614)	13,671	11,695
Unrealized loss on marketable securities	(6,300)	(3,000)	(9,000)	(3,000)

COMPREHENSIVE LOSS	$(683,067)	$(740,635)	$(1,300,850)	$(1,622,153)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,305,521)	$(1,630,848)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	65,428	65,292
Loss on disposition of assets	-	10,539
Subsidiary stock issued for non cash expense	-	39,118
Minority interest in subsidiaries losses	(283,210)	(347,346)
Change in operating assets and liabilities:
Accounts receivable	(27,509)	(152,632)
VAT receivable	122,150	-
Accounts payable and accrued expenses	40,378	45,617
Prepaid assets	4,901	(7,493)

Net Cash Used by Operating Activities	(1,383,383)	(1,977,753)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(25,498)	(10,113)

Net Cash Used by Investing Activities	(25,498)	(10,113)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	750,000	-
Proceeds from issuance of notes
payable, related parties	635,000	17,500
Payments on notes payable, related parties	-	(17,500)

Net Cash Provided by Financing Activities	1,385,000	-

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	6,640	11,695

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(17,241)	(1,976,171)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	196,257	2,242,883

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$179,016	$266,712

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$156,363	$65,259
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2007 Annual Report on Form 10-KSB. Operating results for the six-months ended October 31, 2007 are not necessarily indicative of the results to be expected for year ending April 30, 2008.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2007, the Company has incurred operating losses of $10,323,539 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2007. The Company’s stockholders’ deficit at April 30, 2007 was $6,836,162. Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2007 of approximately $1,409,448. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

During the quarter ended October 31, 2007 we received $375,000 from notes payable to Milton Dresner, a related party. This note is due on demand and bears interest at Prime + 2% per annum.

During the quarter ended October 31, 2007 we received $260,000 from notes payable to Joseph Dresner, a related party. This note is due on demand and bears interest at Prime + 2% per annum.

NOTE 4 -	SUBSEQUENT EVENTS

On November 14, 2007, the company received $110,000 from notes payable to Joseph Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

On December 6, 2007, the company received $100,000 from notes payable to Milton Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

In December 2007, we negotiated an extension of the maturity date of two of the notes with Comerica Bank. The notes, in the amounts of $1.5 million and $600,000, now have a maturity date of June 1, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion or Plan of Operation section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our clients’ electronic lottery and bingo operations and our ability to obtain capital as necessary to expand existing operations and implement new projects. We cannot assure you that we will achieve profitability, that our clients’ operations will generate the revenues we expect, that we will have the capital to complete any or all of our existing or future projects or that we will have the cash sufficient to repay $4 million of loans that become due over the next year or otherwise refinance these loans.

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the fiscal year ended April 30, 2006. We expect that our lottery service contracts will have terms of five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years. We also anticipate deriving revenues from the delivery of lottery products and content to a variety of internet-based kiosks.

Currently, we generate revenues in the form of commissions based solely from net sales of lottery tickets by our client’s lotteries. We expect to begin generating revenues derived from the use of the lottery games we developed for Inspired Gaming Group Network which are played on its server based terminals. In addition, we expect to launch additional lottery websites and mobile phone lottery programs in 2008.

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

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, server based kiosks and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	developing and testing a lottery system for delivery of lottery games to a server based game terminal network;

•	implementing the technical, operational, design and marketing facets of our business in preparation for multiple, full-scale roll-out of programs;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries (“Rehab Ireland”); and

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”), in March 2006 (the “AIM Offering”).

•	filing for a US patent focused on mobile lottery products utilizing a prepaid lottery voucher process and a administrative lottery system.

We are advised that Inspired Gaming Group Network (‘Inspired’) will launch server based terminals in Ireland that employ systems and offer games we developed on behalf of Rehab Ireland before the end of 2007 and potentially in the UK on behalf of Rehab UK and other charities during the spring or summer of 2008. We expect to begin recognizing revenues from the systems and games used on Inspired’s terminals during the first calendar quarter of 2008.

All of our clients are outside the United States. In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we are subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and political instability. In addition, our business is highly regulated, the competition to secure new contracts is often intense.

Although we are generating significant revenues, we have historically supported our operations from cash provided by the AIM Offering and from loans provided or guaranteed by our principal stockholders. As of the date hereof, we have borrowed $4 million, which sum is evidenced by three promissory notes that become due at various times over the next year, as more fully described under the heading “Liquidity and Capital Resources,” below. As of the date hereof, we do not have the funds to repay the amounts due under the promissory notes and we do not expect to have the cash required to satisfy these obligations on the dates they become due. We have negotiated an extension of the maturity date of two of the notes and expect to be able to extend the other note’s maturity date, if necessary. If we cannot pay these notes as they become due or we are not successful in obtaining an extension of their respective due dates or otherwise refinancing them, and collection proceedings are initiated against us, we may have to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

Summary of Second Quarter Operations.

During the three months ended October 31, 2007, we recorded revenues of $311,487 on net losses after minority interest of $693,132 as compared to revenues of $153,163 on losses after minority interest of $733,021 for the second quarter of fiscal 2007. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations. As a result of our marketing efforts, net revenues grew by 103% over the three month period ended October 31, 2006. We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses increased by $39,416, or 4%, over the three month period ended October 31, 2006. We continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. Though our cash position is diminishing ($179,016 at October 31, 2007), we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, and (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed throughout Ireland some time before the end of 2007, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding or arrange the credit required to cover any shortfalls.

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

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing and operating lotteries; internet bingo sites and wireless lottery products and
o	gaming software development for our clients’ lotteries and third parties.

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

Our near-term business priorities continue to be concentrated on the marketing and promotion of the Rehab Ireland bingo site to both increase the player base and the amount wagered per player, to support our server based terminal project in Ireland and the United Kingdom, and to launch our clients lotteries in Venezuela and Brazil.

By completing the implementation of lottery systems for our Irish and English clients and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of Rehab Ireland represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the continued development of this program during the current year using both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab Ireland’s internet bingo operations on an expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations. In November we will launch a relationship web site in Ireland which is directed at single adults in the age demographic of players of the bingo web site operated by our client Rehab Ireland. Initially, we hope to direct internet traffic on this site to the bingo Web site and, over time, to develop the relationship site as a profitable venture from advertising revenues.

During the 2007 fiscal year, our clients Rehab Ireland and Inspired Gaming Group completed beta testing of the gaming software we have been developing for the server based kiosk lottery terminals that Inspired will operate on behalf of Rehab. In November 2006, Inspired began beta testing the terminals at field locations in Ireland. We are apprised by Inspired that beta testing has been completed and that it expects to launch the terminals on a commercial basis in December of 2007.

Inspired has delayed a full-scale launch of its internet based terminals through our client Rehab UK to sort out changing legislation in the UK and now advises us that it expects to launch its server based terminals during the first quarter of calendar year 2008, after new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition. Management expects that Inspired will commence offering our games on up to 10,000 UK based terminals in 2008 after the roll out of the Irish Program. We will receive a portion of the net revenues generated by the kiosks.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We have implemented gaming delivery platforms and games for our Venezuelan operations. We had planned to launch the Venezuela project by May 2007; however, we became aware of increased government oversight of the industry and revisions to the fee schedule to operate lotteries and determined to delay the project launch until these issues were made known to the public. We have analyzed the specifics of the new regulations and believe the potential lottery opportunity has improved. Accordingly, we expect to launch our project in early 2008 after the country changes over to a new currency. In addition to distributing our own games in Venezuela we have been approached by other lotteries to act as a reseller of their games on mobile phones. In our estimation, Venezuela represents a vibrant lottery market which has strong potential for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

As to our Brazilian client’s operations, we have developed lottery products in Portuguese which we have delivered and, over the past year, we have conducted extensive internal testing of our product offering but have not engaged in any marketing of the site. During July 2007, the national government of Brazil requested that all Internet gaming sites, including validly licensed state operated lottery sites such as our client’s, suspend operation. The government currently is reviewing all such Internet sites to determine which are currently operating under a valid license and is establishing updated guidelines under which validly licensed state lotteries can operate. Management is confident that our client’s lottery site operates under a validly issued government license, is compliant with existing lottery rules and regulations, is current in the payment of all applicable taxes and will be granted permission to re-launch over the coming months. Management is uncertain as to how long the review process will take. To date, the Company has generated only immaterial revenue from this program and has incurred only limited development and marketing expenses.

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

Results of Operations for the Six Months ended October 31, 2007.

As reported in our financial statements to this Quarterly Report on Form 10-QSB for the six months ended October 31, 2007, the Company reported a $1,305,521 net loss after minority interest on $530,109 in net revenues for the quarter as compared to revenues of $207,220 on losses after minority interest of $1,630,848 for the first six months of fiscal 2007. The increase in revenues is attributable to increased sales of bingo products by our Irish client and was responsible for the reduction in our net losses on a period by period analysis. The Company used $1,383,383 in cash for operating activities, leaving $179,016 in cash at October 31, 2007.

At October 31, 2007, the Company’s cash and accounts receivable equaled $430,956 in available resources to fund $516,691 in accounts payable and accrued expenses. While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2008 to fund the cash shortfall. The Company may need to refinance their $4,000,000 third party debt in fiscal year 2008. As of October 31, 2007, current liabilities exceeded current assets by $5,243,965.

Net revenues increased by $322,889 to $530,109, or about 156% over the first six months of the last fiscal year. Revenues have now become a significant item in the financial statements and will contribute to funding the Company’s operating expense deficit.

Operating expenses decreased by $185,614 to $1,939,557, representing a 9% decrease from the first six months of the last fiscal year. The Company reported notable decreases in general and administrative expenses as well as professional fees. Website expenses increased which directly resulted in an increase in revenue from bingo operations.

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

At October 31, 2007, we had $539,889 in current assets, including $179,016 in cash. During the last six months we drew down the remaining amount under our lines of credit and have no borrowing capacity as of the date hereof. We had outstanding loans of $4 million to unrelated parties and outstanding loans of $968,177 (not including accrued interest) to related parties. At said date, we had accounts receivable of $251,940.

We expect our principal sources of liquidity to be cash on hand and revenues generated from operations. We anticipate generating more meaningful revenues from operations as fiscal 2008 progresses. We have not been able to take full advantage of our revenue generating potential because we have not had the cash to market our existing client’s operations as extensively as we would like, nor to develop the new lottery projects for which we have contracts. We had anticipated that we would be generating revenues from three additional sources during fiscal 2008, including revenues derived from server based terminals and from lotteries to be located in Venezuela, for which we have signed contracts. We have expended considerable sums in furtherance of these projects but the ventures have been delayed as described above. We have not realized any return on our investments in these businesses to date. We believe that had these projects become operational within the time frame we had anticipated, that we would be generating materially more revenues to support our business. Any failure to realize a return on our investments in these operations would be damaging to our financial condition and reputation.

In addition to requiring cash to develop and market our client’s lotteries, amounts due under outstanding promissory notes become due during the third quarter of fiscal 2008 and first quarter of fiscal 2009, as follows:

Principal Amount Due	Due Date
$1.5 million	June 1, 2008
$600,000	June 1, 2008
$1.90 million	February 20, 2008

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

Financing Activities During the Last Quarter.

Milton Dresner and Joseph Dresner, directors and the principal stockholders of the Company, have been lending us the funds required for our operations and we believe will continue to extend loans to us as necessary to satisfy our current obligations as they become due. In the past, these loans have been payable on demand with interest calculated at a rate per annum equal to 2% above the prime rate charged by Citibank. During the last quarter, we borrowed an aggregate of $635,000 from the Dresners.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 31, 2007, we were not party to any litigation or other legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended October 31, 2007, the Company did not issue any securities.

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 17, 2007	By:	/s/ John T. Carson
John T. Carson,
President, Principal Executive Officer and Principal Financial Officer