Form 10QSB
period 2008-01-31
New Media Lottery Services Inc
filed 2008-03-17
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2008

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

370 Neff Avenue – Suite L, Harrisonburg, Virginia 22801
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 17, 2008 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As at Janaury 31, 2008

January 31,
2008
(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,913
Accounts receivable, net	297,400
Marketable securities	3,600
Prepaid assets	91,860

Total Current Assets	514,773

PROPERTY AND EQUIPMENT, NET	246,426

TOTAL ASSETS	$761,199

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$644,610
Other payable	44,409
Deferred compensation	62,500
Due to related parties	202,465
Notes payable	4,000,000
Loans payable - related parties	1,548,177

Total Current Liabilities	6,502,161

TOTAL LIABILITIES	6,502,161

MINORITY INTEREST	3,017,069

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 21,442,143 shares issue and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(12,269,568)
Accumulated other comprehensive income
Foreign currency translation adjustment	150,807
Unrealized gain on marketable securities	3,600

Total Stockholders' Deficit	(8,758,031)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$761,199

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

NET REVENUES	$361,922	$102,963	$892,031	$310,183

OPERATING EXPENSES

Depreciation and amortization expense	38,321	54,583	103,750	119,875
General and administrative	261,400	355,882	787,483	1,125,117
Loss on sale of property and equipment	-	-	-	10,539
Management fees	22,165	22,127	67,052	115,992
Professional fees	108,257	178,234	486,744	656,451
Programming fees	182,844	153,894	559,403	486,533
Rent expense	32,787	25,066	92,510	70,016
Website expense	395,337	145,913	883,726	476,347

Total Operating Expenses	1,044,111	935,699	2,983,668	3,060,870

LOSS FROM OPERATIONS	(682,189)	(832,736)	(2,091,637)	(2,750,687)

OTHER INCOME (EXPENSES)

Cancellation of debt	-	50,000	-	50,000
Interest income	38	4,242	114	11,174
Interest expense	(100,735)	(45,164)	(280,094)	(112,339)

Total Other Income (Expenses)	(100,697)	9,078	(279,980)	(51,165)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(782,886)	(823,658)	(2,371,617)	(2,801,852)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	142,379	153,053	425,589	500,399

NET LOSS	$(640,507)	$(670,605)	$(1,946,028)	$(2,301,453)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.09)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,442,143	21,442,143	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(640,507)	$(670,605)	$(1,946,028)	$(2,301,453)

Foreign currency translation adjustment	24,889	12,708	38,560	24,402
Unrealized gain (loss) on marketable securities	(5,400)	3,000	(14,400)	-

COMPREHENSIVE LOSS	$(621,018)	$(654,897)	$(1,921,868)	$(2,277,051)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,946,028)	$(2,301,453)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	103,750	119,758
Loss on disposition of assets	-	10,539
Subsidiary stock issued for non cash expense	-	(160,643)
Minority interest in subsidiaries losses	(425,590)	(304,804)
Change in operating assets and liabilities:
Accounts receivable	(72,969)	(1,224)
VAT receivable	132,538	84,225
Accounts payable and accrued expenses	168,297	(53,124)
Prepaid assets	12,974	(9,475)

Net Cash Used by Operating Activities	(2,027,028)	(2,616,201)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(38,887)	(111,766)

Net Cash Used by Investing Activities	(38,887)	(111,766)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	750,000	600,000
Proceeds from issuance of notes payable, related parties	1,215,000	225,000
Payments on notes payable, related parties	-	(150,000)

Net Cash Provided by Financing Activities	1,965,000	675,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	26,572	24,402

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,344)	(2,028,565)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,257	2,242,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,913	$214,318

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$228,417	$29,978
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Subsidiary stock issued for asset acquisition	$-	$160,643

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2007 Annual Report on Form 10-KSB. Operating results for the nine-months ended January 31, 2008 are not necessarily indicative of the results to be expected for year ending April 30, 2008.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2007, the Company has incurred operating losses of $10,323,539 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2007. The Company’s stockholders’ deficit at April 30, 2007 was $6,836,162. Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2008 of $2,091,637. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

During the quarter ended January 31, 2008 we received $157,500 from notes payable to Milton Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

During the quarter ended January 31, 2008 we received $422,500 from notes payable to Joseph Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

NOTE 4 -	SUBSEQUENT EVENTS

On February 12, 2008, the company received $100,000 from notes payable to Joseph Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

On February 25, 2008, the company received $135,000 from notes payable to Milton Dresner, a related party. This note is due on demand and bears interest at Prime + 3% per annum.

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

Currently, we generate revenues in the form of commissions based solely from net sales of lottery tickets by our client’s lotteries. We expect to begin generating revenues derived from the use of the lottery games we developed for use on server based terminals to be located, initially in Ireland and eventually throughout the United Kingdom. In addition, we expect to launch additional lottery websites and mobile phone lottery programs for our clients in 2008.

We offer an integrated range of products and services to develop, build and host lottery programs for state-operated lotteries and other government licensees, such as charitable lottery organizations (CLO’s). Our lottery infrastructure includes (i) proprietary software platforms that support internet websites, server based kiosks and mobile phone lottery operations and (ii) innovative games. We have partnered with other organizations which provide us access to the mobile phone carriers and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other lottery organizations reduces implementation time and the operational and capital costs associated with establishing each client’s internet/wireless presence.

We have assembled a management team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems.

Our market primarily comprises small and mid-sized state-operated and charity operated lotteries sanctioned by the government. Our lottery programs target traditional lottery players and seek to attract technologically savvy young-adults who may not relate to the traditional paper-based games their parents play and who incorporate new media devices, such as cellular telephones, internet and other wireless apparatus, into their daily lives.

To date, our most significant achievements have consisted of:

•	obtaining long-term contracts with non-U.S. based licensed lottery organizations to operate specific new media game programs;

•	developing proprietary software platforms that support internet website delivered, server based kiosks and mobile phone lottery operations;

•	developing a library of digital lottery game designs;

•	developing and testing a lottery system for delivery of lottery games to a server based game terminal network;

•	implementing the technical, operational, design and marketing facets of our business in preparation for multiple, full-scale roll-out of programs;

•	completing a full launch of an internet based bingo site for our Irish client Rehab Lotteries (“Rehab Ireland”);

•	consummating an offering of the securities by our Irish subsidiary, New Media Lottery Services plc (“NM-PLC”), in March 2006 (the “AIM Offering”); and

•	filing for a US patent focused on mobile lottery products utilizing a prepaid lottery voucher process and an administrative lottery system.

In December 2007, Inspired Gaming Group (“Inspired”) launched server-based terminals in Ireland that employ systems and offer games we developed on behalf of our client, Rehab Ireland. Inspired advises us that it intends to launch server-based terminals in the UK during the summer of 2008 on behalf of Rehab UK and other charities which it has the right to designate as beneficiary as provided under UK law. From these terminals, we will earn a percentage of the net revenues generated. We expect to begin recognizing revenues from the systems and games used on Inspired’s terminals during the second calendar quarter of 2008.

All of our clients are outside the United States. In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we are subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and political instability. In addition, our business is highly regulated and the competition to secure new contracts is often intense.

Although we are generating material revenues, we have historically supported our operations from cash provided by the AIM Offering and from loans provided or guaranteed by our principal stockholders. As of the date hereof, we have borrowed (i) $4 million, from Comerica Bank, the payment of which has been guaranteed by our principal stockholders, which sum is evidenced by three promissory notes that become due at various times over the next year and (ii) and approximately $1.5 million from our principal stockholders, which sum is evidenced a series of promissory notes that are payable on demand, as more fully described under the heading “Liquidity and Capital Resources,” below. As of the date hereof, we do not have the funds to repay the amounts due under the promissory notes and we do not expect to have the cash required to satisfy these obligations on the dates they become due. We have negotiated an extension of the maturity date of two of the notes and are currently negotiating with Comerica to extend the other note’s maturity date. If we cannot pay these notes as they become due and collection proceedings are initiated against us, we may have to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

Summary of Third Quarter Operations.

During the three months ended January 31, 2008, we recorded revenues of $361,922 on net losses after minority interest of $640,507 as compared to revenues of $102,963 on losses after minority interest of $670,605 for the third quarter of fiscal 2007. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations. As a result of our marketing efforts, net revenues grew by 252% over the three month period ended January 31, 2007. We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses increased by $108,412, or 12%, over the three month period ended January 31, 2007. We continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. While our cash position has diminished by $57,103 from October 31, 2007, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, and (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed in Ireland throughout 2008, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding or arrange the credit required to cover any shortfalls.

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

Revenue Recognition.

As of January 31, 2008, the Company was generating revenues solely from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a ‘commission’.

Additionally, the Company will, in certain contracts, advance marketing costs and prize seeding funds to a lottery. To the extent the Company reasonably anticipates repayment; these advanced funds are recorded as an asset. Where repayment is not ascertainable, these advanced funds are expensed. For lotteries where marketing funds and prize seeding are expensed, any repayment of those funds will be recognized as revenue upon receipt.

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing and operating lotteries; internet bingo sites and wireless lottery products; and
o	gaming software development for our clients’ lotteries and third parties.

During fiscal 2008, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed below in the section titled “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues in the near-term. We believe that both developing our existing clients’ lottery programs and gaming software development represent the most effective and efficient use of our capital. We intend to re-invest profits generated from these operations to grow our business and provide funds to expand existing clients’ programs and develop programs for new clients. We will seek to extend the terms of the promissory notes payable until such time as we can begin to pay down the amounts due from profits.

Our near-term business priorities continue to be concentrated on the marketing and promotion of the Rehab Ireland bingo site to both increase the player base and the amount wagered per player, to support our server based terminal project in Ireland and the United Kingdom, and to launch our client’s lotteries in Venezuela.

By completing the implementation of lottery systems for our Irish and English clients and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues. The electronic internet bingo operations of Rehab Ireland represent our most mature client with the greatest potential to generate meaningful revenues in the near-term. Accordingly, we expect to devote significant financial resources to the continued development of this program during the current year using both internet advertising programs and marketing programs that take advantage of that entity’s charitable affiliation by partnering with recognizable local brands. During the last few fiscal quarters, we have marketed Rehab Ireland’s internet bingo operations on an expanded basis and management believes that the results have been promising as both the player base and the amount wagered per player per session has increased beyond expectations. In November 2007, we launched a relationship web site in Ireland which is directed at single adults in the age demographic of players of the bingo web site operated by our client Rehab Ireland. Initially, we hope to direct internet traffic on this site to the bingo Web site and, expect to earn advertising revenues on the site beginning in April of 2008.

In December 2007, Rehab Ireland launched approximately 20 server based terminals in Ireland that employ systems and offer games we developed. Rehab Ireland advises us that Inspired potentially will launch a significant number of additional terminals in April 2008. We generate revenues based on a percentage of the net proceeds generated by these terminals.

Inspired will incorporate the games we developed for its server-based terminals on machines it expects to place in the UK in consideration of the payment to us of a percentage of the net proceeds generated by these terminals. Inspired has advised us that it has delayed a full-scale launch of its server- based terminals in the UK to sort out changing legislation in the UK and now advises us that it expects to launch its server based terminals during calendar year 2008, after new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition. Management expects that Inspired will commence offering our games on up to 1,000 UK based terminals in 2008.

We expect to proceed with the development of gaming opportunities in Venezuela to the extent our current cash allows and based on additional funding that can be obtained. We have implemented gaming delivery platforms and games for our Venezuelan operations. We had planned to launch the Venezuela project by May 2007, however, we became aware of increased government oversight of the industry and revisions to the fee schedule to operate lotteries and determined to delay the project launch until these issues were made known to the public. We have analyzed the specifics of the new regulations and believe the potential lottery opportunity has improved. Accordingly, we expect to launch our project in 2008 after the country changes over to a new currency. In addition to distributing our own games in Venezuela, we have been approached by other lotteries to act as a reseller of their games on mobile phones. In our estimation, Venezuela represents a potentially vibrant lottery market which has strong prospects for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

As to our Brazilian client’s operations, we have developed Portuguese-language lottery products which we have delivered to our client and, over the past year, we have conducted extensive internal testing of our product offering but have not engaged in any marketing of the site. During July 2007, the national government of Brazil requested that all Internet gaming sites, including validly licensed state operated lottery sites such as our client’s, suspend operation. The government currently is reviewing all such Internet sites to determine which are currently operating under a valid license and is establishing updated guidelines under which validly licensed state lotteries can operate. Management is confident that our client’s lottery site operates under a validly issued government license, is compliant with existing lottery rules and regulations, is current in the payment of all applicable taxes and will be granted permission to re-launch over the coming months. Management is uncertain as to how long the review process will take. To date, the Company has generated only immaterial revenue from this program and has incurred only limited development and marketing expenses.

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

Results of Operations for the Nine Months ended January 31, 2008.

As reported in our financial statements to this Quarterly Report on Form 10-QSB for the nine months ended January 31, 2008, the Company reported a $1,946,028 net loss after minority interest on $892,031 in net revenues as compared to net revenues of $310,183 on losses after minority interest of $2,301,453 for the first nine months of fiscal 2007. The increase in revenues is attributable to increased sales of bingo products by our Irish client and was responsible for the reduction in our net losses on a period by period analysis. The Company used $2,027,028 in cash for operating activities, leaving $121,913 in cash at January 31, 2008.

At January 31, 2008, the Company’s cash and accounts receivable equaled $419,313 in available resources to fund $644,610 in accounts payable and accrued expenses. While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2008 to fund the cash shortfall. The Company will need to refinance its $4,000,000 (principal amount) third party debt in fiscal year 2008. As of January 31, 2008, current liabilities exceeded current assets by $5,987,388.

Net revenues increased by $581,848 to $892,031, or about 188% over the first nine months of the last fiscal year. Revenues have now become a material item in the financial statements and will contribute to funding the Company’s operating expense deficit.

Operating expenses decreased by $77,202 to $2,983,668, representing a 3% decrease from the first nine months of the last fiscal year. The Company reported notable decreases in general and administrative expenses as well as professional fees. Website expenses increased which directly resulted in an increase in revenue from bingo operations.

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

At January 31, 2008, we had $514,773 in current assets, including $121,913 in cash. During the last nine months we drew down the remaining amount under our lines of credit and have no borrowing capacity as of the date hereof. We had outstanding loans of $4 million to unrelated parties and outstanding loans of $1,548,177 to related parties (in either case, not including accrued interest). We had $297,400 in accounts receivable at January 31, 2008.

We expect our principal sources of liquidity to be cash on hand and revenues generated from operations. We anticipate generating more meaningful revenues from operations as fiscal 2008 progresses both as result of an increase in revenues derived from existing lottery clients and revenues that we expect to generate from the games we developed for server based terminals being released in first half of calendar 2008. We have not been able to take full advantage of our revenue generating potential because we have not had the cash to market our existing client’s operations as extensively as we would like, nor to develop the new lottery projects for which we have contracts. We had anticipated that we would be generating revenues from three additional sources during fiscal 2008, including (i) the lottery site in Brazil, (ii) revenues derived from server based terminals and (iii) from lottery operations in Venezuela, for which we have signed contracts. We have expended considerable sums in furtherance of these projects but the ventures have been delayed as described above. We have not realized any return on our investments in these businesses to date. We believe that had these projects become operational within the time frame we had anticipated, that we would be generating materially more revenues to support our business. Any failure to realize a return on our investments in these operations would be damaging to our financial condition and reputation.

In addition to requiring cash to develop and market our client’s lotteries, amounts due under outstanding promissory notes become due during the third quarter of fiscal 2008 and first quarter of fiscal 2009, and which have been extended as reported in the following table:

Principal Amount Due	Due Date
$1.5 million	June 1, 2008
$600,000	June 1, 2008
$1.90 million	February 20, 2008 (1)

(1) We currently are negotiating with Comerica Bank to extend the due date of this promissory note and have received verbal confirmation that it would grant us an extension.

These promissory notes are all guaranteed by our principal shareholders. While we will seek to extend or refinance these notes, we can offer no assurance of success. If we are unable to negotiate extensions of the notes or refinance into new notes, we may have to take radical action which could negatively impact the Company.

We do not expect that our principal existing sources of liquidity will be adequate to support our existing operations or fully develop the new projects we have undertaken. We will require significant additional cash to continue marketing our existing client’s lottery, to develop and implement lotteries for new clients and to satisfy our obligations under outstanding promissory notes. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proven our business model, we will be able to secure project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where a client is located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on acceptable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. Management is confident that its major shareholders will continue to support the Company’s cash requirements while additional investment is sought. With the success of the Irish lottery site and the anticipated roll out of Rehab Ireland’s server based terminals, management expects that the Company will operate at a break even level, without giving effect to amounts we may be required to repay under the outstanding promissory notes. The availability and cost of capital in the future may inhibit our ability to grow our Company. Without sufficient funding, we are hesitant to accept new clients.

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

We expect that as revenue derived from our client’s lottery websites grow and we begin to derive meaningful revenue from the games we developed for the server-based terminals operated by Rehab Ireland and Inspired, cash-flow from these projects could be adequate to support the growth of our company and the repayment of loans starting in the middle of the 2009 fiscal year.  If our revenues are not sufficient to sustain our current operations or develop new opportunities or we are unable to repay the amounts due under the promissory notes and we are unable to obtain financing to fund our cash requirements, we may be required to scale-back our existing operations and postpone developing new opportunities. If we default under the promissory notes, the lenders would be entitled to take action against us that could result in our having to liquidate our assets and discontinue operations.

Financing Activities During the Last Quarter.

Milton Dresner and Joseph Dresner, directors and the principal stockholders of the Company, have been lending us the funds required for our operations and we believe will continue to extend loans to us as necessary to satisfy our current obligations as they become due. In the past, these loans have been payable on demand with interest calculated at a rate per annum equal to 2-3% above the prime rate charged by Citibank. During the last quarter, we borrowed an aggregate of $580,000 from the Dresners.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2008, we were not party to any litigation or other legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended January 31, 2008, the Company did not issue any securities.

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: March 17, 2008	By:	/s/ John T. Carson_
John T. Carson,
President,
Principal Executive Officer and Principal Financial Officer