Form 10KSB
period 2008-04-30
New Media Lottery Services Inc
filed 2008-08-14
CIK 1172635

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $1,320,311

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,442,143 as of August 13, 2008

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions and include, but are not limited to, such matters as

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

Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the factors described in “Item 1A. Risk Factors” and the factors otherwise referenced in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements included herein. We do not intend, and do not assume any obligation, to update these forward-looking statements.

PART I

Item 1. Description of Business

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery Services (International), Ltd. (“New Media International”)(collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports Internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States. We also design and distribute games for use on server based video lottery terminals and other electronic kiosks owned and operated by third parties. We commenced providing services to clients in August 2003. We currently operate lottery systems for one customer for which we currently operate two lottery websites (one of which is a bingo site) and one server based video lottery program. We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales. We are pursuing additional contracts for which we will seek additional financing to implement.

All of our operations are conducted through our subsidiary NM-PLC, an Irish corporation of which we own 80.23% of the outstanding stock, and through NM-PLC’s wholly owned Irish subsidiary, New Media International. NM-US is prohibited by agreement with NM-PLC from, among other things, engaging in the lottery business, and NM-US has agreed to forward all future lottery business opportunities to NM-PLC, as more fully described under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.” The ordinary shares of NM-PLC are traded on the AIM operated by the London Stock Exchange plc under the symbol NMLS. NM-US has agreed with NM-PLC not to dispose of any such shares other than on an orderly market basis.

Development of Our Business.

The Company is a successor in interest to the lottery and gaming operations commenced by New Media Lottery Services (International) Ltd., formerly known as Lottery Network Services Ltd. ("LNS"), a corporation organized under the laws of the Republic of Ireland on July 11, 2000. Set forth below is a chronological progression of the manner in which the Company came to acquire and develop its business:

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

In November 2005, NM-US organized NM-PLC in the Republic of Ireland under the Irish Companies Acts as a company limited by shares and exchanged all of the outstanding shares of New Media International it owned for 20,205,129 ordinary shares of NM-PLC, representing the only outstanding shares of that corporation as of said date.

On March 17, 2006, NM-PLC concluded an offering of 4,244,850 ordinary shares at a price of 50 pence ($.878) per share from which it received gross proceeds of $3,750,338 (based upon the exchange rate on March 17, 2006)(the “AIM Offering”). After deducting costs associated with the AIM Offering of $1,617,644, NM-PLC received net proceeds of $2,132,694 (based upon the exchange rate on March 17, 2006). After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other ordinary shares issued for debt, we owned approximately 82.3% of NM-PLC’s outstanding capital stock. Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). As a condition to the completion of the AIM Offering, we undertook an organizational restructuring, the net effect of which is that all of the Company’s business operations are conducted through NM-PLC and its wholly owned subsidiary New Media International, as more fully described below under the heading “BUSINESS - The AIM Offering and the Relationship Between NM-US and NM-PLC.”

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

Lotteries are official, government authorized/licensed fundraising organizations. Industry sources estimate that there are in excess of 400 lotteries world-wide. Management believes that many more lotteries exist but do not report their sales to trade organizations and are not included in official tallies. Approximately 20% of recognized lotteries account for 85% of the estimated lottery sales volume of $159 billion (as officially reported). Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players. In addition, they do not have the technical capability to offer games utilizing the new media distribution methods available to them. However, the preponderance of existing lotteries, large and small, subcontract all or part of their lottery operations and new product development to professional lottery service providers, such as our Company. These providers supply technology, products, operations, marketing and administrative support.

Some jurisdictions sanction or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable lottery organizations (CLOs). Many governments have authorized national lottery programs primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian or social in nature. Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development. Numerous jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes.

In general, lotteries can be categorized into two principal groups, terminal based lotteries and off-line lotteries, each of which includes a variety of game types. Terminal based lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer system. Terminal based lottery systems generally are utilized to conduct games such as lotto, keno and numbers, and permit a player to make his/her own selection. As of the end of 2005, approximately 120 international jurisdictions had implemented terminal based lottery systems. Additional jurisdictions, principally in Europe, Asia and Central America, currently are considering implementing terminal based lotteries. Off-line lotteries feature lottery games which are not computerized, such as traditional paper based draw lottery games and instant-ticket games. Generally, traditional off-line lottery games, in which players purchase tickets which have pre-printed numbers for a future drawing, are conducted only in international jurisdictions. Instant-ticket games, in which players scratch-off a coating from a printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

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

Our Opportunity.

We focus our marketing efforts primarily on lotteries that are not currently serviced by terminal based lottery service providers, such as small national and state lotteries and lotteries operated by CLOs. We seek to transform these smaller lotteries from exclusively off-line, paper based operations into comprehensive lotteries by applying our technology and expertise and to make the games they offer available through new media channels, including the Internet, cell phones, handheld wireless devices such as palm top computers, and interactive television. We also offer product development services for terminal based lotteries to national lottery programs.

Generally, the smaller national and state-operated lotteries and CLOs, that constitute our target market, are limited to offering traditional paper and instant ticket games. These games offer only small prizes and do not attract large audiences. Their operations have been constrained by personnel who lack operational experience, technological limitations and adequate funding. In the case of CLOs, the causes they support, such as health care, environmental conservation and nationally sponsored athletic activities, generally enjoy wide public appeal that to some degree have been, and continue to be, funded by governments. However, financial pressure attributable to rising costs for social programs and poor global economic performance over the last several years have eroded the ability of national and local governments to fund these important social and public projects from revenues generated from taxes. Many national and local governments have sought to supplement funding for these essential programs through alternative means such as issue-specific lotteries. In many jurisdictions, governments have granted broad licenses to charitable organizations to operate lotteries to fund these important social programs. Not surprisingly, governments and charities have a never ending need to raise funds for humanitarian purposes.

Frequently, small state-operated lotteries, CLOs and the people who run them, do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not comprehend the full range of gaming opportunities available to them. Specifically, neither these organizations nor their personnel possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players. These small organizations tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant. Moreover, in many of the geographic locations in which small government lotteries and CLOs operate, these lotteries target an older generation utilizing paper-based games. It is these entities that require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization’s lottery.

We believe that small national and state-operated lotteries and charitable lottery organizations have not garnered the attention of lottery service providers and are under-served. Large providers of lottery services and products have selectively overlooked this market because these clients do not yield the financial return which can be derived from servicing the larger national and state run lotteries and they do not warrant the significant capital investment required to implement and operate a traditional land-based lottery. In addition, the smaller state-operated lotteries and CLOs do not have the funding to implement the infrastructure necessary to build a competitive operation. We believe that our staff has the lottery experience, gaming know-how and technological expertise necessary to attract, service and grow small to mid-size charitable lottery organizations.

We offer our clients the potential to expand into modern electronic lottery and gaming markets, giving them the capacity to compete with larger government sponsored lotteries. Initially, we develop and implement an on-line lottery presence offering traditional on-line game formats supplemented by new and exciting games we have developed. We target our on-line lotteries to a younger adult audience that typically does not relate to the traditional paper-based games their parents play and who incorporate computers and new media devices such as cellular telephones and other wireless apparatus into their daily lives. We can implement the systems necessary to commence on-line lottery operations relatively quickly and inexpensively. Thereafter, we expect to initiate lotteries and other game formats delivered through new media devices. Finally, we expect to implement traditional paper lotteries to encompass the preferences and tastes of the entire population.

Existing Lottery Clients.

We currently manage lotteries for one client and have contracts to manage lotteries for three other organizations. Unless otherwise noted, the discussion below relating to each agreement under which we have been retained to establish and operate a lottery, assumes that the party with which we have contracted is a duly authorized licensee of the government to operate a lottery. The discussion below also assumes that we will be responsible generally for all manner of implementation and operation of the particular lottery, including that we will: (i) provide a variety of games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable gaming laws.

In September 2001, we entered into an agreement with Rehab Net Games Limited ("Rehab-Ireland"), an Irish corporation, as amended in January 2004, April 2004 and November 2005, to develop, manage and operate lottery games for the Internet and wireless telephones within the Republic of Ireland for a period of 10 years. This agreement is subject to automatic extensions for five-year periods in the event that Rehab-Ireland earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement. The agreement may be terminated by Rehab-Ireland in the event that we fail to pay the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate. We completed implementation of the Internet portion of the lottery program in August 2003 and currently are managing and operating the lottery. Over the last year, we have expanded the product offerings of this project to include server based lottery terminals for which we have developed the software and games. The entity with which we are working to develop the server based lottery terminals, Inspired Gaming Group (with which we have entered a contract to provide certain services, as described under the heading “BUSINESS-Game Development Service,” below) advises that it has completed beta testing and test marketing of the terminals. In December 2007, Rehab-Ireland launched approximately 20 server based terminals in Ireland that employ systems and offer games we developed. Rehab-Ireland advises us that Inspired will launch a significant number of additional terminals in the fourth quarter of 2008. We generate revenues based on a percentage of the net proceeds generated by these terminals. We currently advertise Rehab-Ireland's lottery web sites on other Internet sites, including an Irish social networking site we launched in 2007, which is the fourth largest referrer to the Rehab-Ireland web site and which recently began generating nominal revenues on its own.

Inspired advises us that it will incorporate the games we developed for its server-based terminals on machines it expects to place in the UK and other markets for which it will pay us of a percentage of the net proceeds generated by these terminals. Inspired has advised us that it has delayed a full-scale launch of its server based terminals in the UK until it can decipher changing legislation in the UK. We can not be certain when, if ever, Inspired will undertake a full-scale launch of its terminals in the UK. However, we are working closely with Inspired to identify additional markets in which to deploy these terminals.

Pursuant to an agreement dated December 17, 2001, we agreed to develop, manage and operate lottery games for Rehab Charities UK Limited ("Rehab-UK"). We commenced operating the Rehab-UK lottery in December 2003 and were undertaking test marketing of the site in contemplation of a commercial roll-out of the lottery. At this time, we have discontinued operating the Rehab-UK site and we are reviewing a number of alternative White Label Marketing programs for our UK lottery programs and expect to move forward/launch on one or more between at the end of 2008.

In June 2005, we entered into a joint venture agreement with Cybercyte Sistemas e Serviços Ltda., of Sao Paulo, Brazil, to launch an Internet based lottery sales site and explore the possibility of delivering other lottery programs within Brazil. Cybercyte had been operating lotteries in the Brazilian market for several years and had been granted licenses to offer Internet lottery products in the Brazilian States of Para and Santa Catarina. Under the joint venture agreement, we agreed to provide the lottery systems and expertise for Internet lottery projects initiated in these states and Cybercyte principally was responsible for marketing efforts with respect to the Internet lotteries. We had developed Portuguese-language lottery products which we delivered to our client and had conducted extensive internal testing of our product offering but had not engaged in any marketing of the site. During July 2007, the national government of Brazil requested that all Internet gaming sites, including validly licensed state operated lottery sites such as our client’s, suspend operations. The government currently is reviewing all Internet gaming sites to determine which are currently operating under a valid license and is establishing updated guidelines under which validly licensed state lotteries can operate. Management believes that our client holds a validly issued government license, is compliant with existing lottery rules and regulations and is current in the payment of all applicable taxes. Management is uncertain as to how long the review process will take or if it will be granted permission to re-launch over the coming months. As a result, the we are dissolving the joint venture and have reclassified the related investment and notes receivable as an expense. Management believes that the Brazilian market has great potential and will seek to develop alternative business relationships in Brazil beyond Cybercyte. We hope to utilize the infrastructure and games we developed for the Cybercyte lottery in any lottery in which we may become involved in Brazil in the future, if ever.

On October 4, 2006, Cell Phone Systems SA, a Venezuelan company of which we own 45% of the outstanding capital stock (“CPS”), entered into an agreement with the State of Aragua, Venezuela to develop, implement and operate mobile lottery games, Internet gaming and sports betting. The rights granted under this agreement permit CPS to offer games throughout Venezuela. Under the agreement, which extends for a period of ten years, CPS earns a fee equal to approximately 15-20% of gross sales which after prizes and lottery fees will be distributed on equal basis, after costs and expenses incurred by CPS, to us and our partner in CPS, Smart Media Technologies. We have agreed to provide, implement and operate all aspects of the gaming operations of the lottery and Smart Media Technologies will provide mobile phone and banking applications for the operations. In addition, we may seek to earn additional revenues by providing retailer services to other state lottery programs. Currently, the National Government of Venezuela has established an oversight group to monitor state lottery programs and we are awaiting clarification of new lottery operating rules before we commit further investment to this project.

We are party to an agreement with Tropical Gaming, Belize which has the right to conduct a lottery using the Internet and wireless modalities in the Country of Belize. The agreement, dated November 27, 2001, provides for an initial term of 10 years subject to two 5-year extensions in our sole discretion. The agreement may be terminated by either party upon any default in the performance of the agreement. Management of the Company has elected to defer development of this project to focus the Company’s limited resources and efforts on projects which it believes have greater revenue generating potential.

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

Game Development Services.

By agreement dated October 12, 2005, Inspired Gaming Group (Inspired), Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces, with an installed base of more than 15,000 networked broadband enabled terminals, retained the Company to provide it with server based lottery content for its terminals. The agreement provides for a territory covering the United Kingdom and Republic of Ireland and further provides that the parties will enter into an agreement in the future to cover other jurisdictions. The Company has agreed to provide Inspired with a range of services, including providing a minimum of seven lottery games per year, facilitating prize payouts; providing and maintaining all systems, software, servers and technical support; designing and implementing a game strategy focused on sales growth; proposing and designing co-branding game opportunities; assisting in the design and implementation of all advertising, promotional marketing and sales programs for the lottery games on the Inspired terminals and its Web site; and managing the process from selection, registration, regulatory reporting, accounting statement preparation and charity payment processing.

In consideration for its services, the Company is entitled to receive a portion of the net proceeds derived from the use of the lottery games on Inspired’s server based terminals. For purposes of the agreement, net proceeds means gross proceeds after deduction of prize payouts, charity proceeds, retailer fees, cash management costs and value added tax, if applicable.

Inspired’s existing server based terminals are located in retail shops, such as convenience stores and pubs, and offer a variety of entertainment products, including amusement games that allow small prizes of up to 25 pounds. The operating software and lottery games we have developed for use on Inspired’s terminals which will allow for more significant prizes. Under the UK’s new gaming regulations, management is advised that virtually any government licensed charity is entitled to offer lottery products via server based lottery terminals and that the Company is well positioned to capitalize on this new opportunity.

In December 2007, Rehab-Ireland launched approximately 20 server based terminals in Ireland that employ systems and offer games we developed. Rehab-Ireland advises us that Inspired will launch a significant number of additional terminals in the fourth quarter of 2008.

Lottery Development.

We offer our lottery clients an integrated range of products and services to develop, build and host lotteries for small national and state-operated lotteries and CLOs. We have assembled a management team and personnel that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems. We:

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

We believe that a significant aspect of the value we add to our client’s operations derives from the credibility we contribute to the organization. Many of our clients have operated as second tier lotteries within their host jurisdictions. The government supports these organizations but is unable to financially support all of their needs so it gives them extremely valuable and broad gaming licenses. An affiliation with our organization increases the client’s technological capabilities to operate a modern lottery program and to deploy proven technologies that are in use worldwide. We demonstrate to our clients how to maximize the revenue generating potential of its government sanctioned gaming opportunity.

We believe that the services we provide and the end-product we deliver to our clients and, ultimately, the public, can transform these lotteries into first-class operations with the capacity to achieve their revenue goals. Our clients benefit from access to a professional lottery organization that affords them access to our lottery know-how and expertise, allows them to offer new forms of distribution, offers them access to state-of-the-art technologies and makes available to them a wide variety of new entertaining gaming formats. We seek to build organizations founded on operational and financial integrity that inspire public confidence.

We believe that our business model can be replicated on varying scales in discrete geographical areas. The fundamental elements of the lottery infrastructure, including the Web site and game concepts we have developed, can be migrated from client to client, allowing us to re-brand our product repeatedly for new clients. This process, known as "changing the skin", allows us to simultaneously meet the needs of numerous clients, while reducing the set-up time and organizational costs associated with establishing each client’s Internet/wireless presence.

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

Most of our clients do not possess the capital to implement a sophisticated lottery program. If, after careful analysis, we determine that a lottery warrants our financial assistance and we have the resources, we will provide the services and products required to implement, on account, and retain from the lottery’s profits all costs and expenses incurred.

In a few jurisdictions in which we currently are seeking clients, gaming regulations require that the lottery managers be licensed with the local gaming commission. In such case, we will seek to identify and partner with licensed local lottery managers who have secured the highest reputation for integrity. We expect that these entities may provide us with on-site and other services after installation of the lottery system. They will be required to possess the local knowledge necessary to navigate the differing regulatory requirements of each jurisdiction. We will work closely with our local partners and the regulatory authorities in each of the jurisdictions in which our clients operate to design and operate Web sites and wireless programs that conform to all local laws. These laws may pertain to the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, the determination of the types of games played, the price of each game and the manner in which the lottery is marketed. In addition, the Web sites we design for clients conspicuously post all required applicable gaming laws of that jurisdiction, such as any legal disclaimers.

We work with our clients to develop programs that are profitable, efficient to manage and operate and cost effective to both our client and us. Our objective is to create a comprehensive program that offers games which appeal to the user, broaden the base of players and increase prizes. It is our experience that as prize amounts escalate, interest in a lottery increases. This benefits our clients in that it draws additional attention to the charitable cause underlying the lottery and results in greater ticket sales and more proceeds to distribute to the cause. Growth should become self-actuating in that as more people play a lottery to win a larger prize, lottery proceeds increase and allow for even larger prizes, drawing more players.

We construct robust Web sites for our clients capable of handling a high volume of traffic. We host the Web sites for our current operating client on servers located in Ireland. Web sites are designed to ease registration and use and to promote maximum security.

Visitors register to play games on our clients’ Web sites in confidence, securely deposit funds and begin playing games shortly after acknowledgement of registration by the lottery. Financial transactions are executed behind firewalls using encryption software and all deposits and disbursements are confirmed by independent, internationally reputable banks.

Initially, our client lottery Web sites offer a variety of video lottery games. We continually analyze each client’s operations to devise and implement appropriate marketing strategies and introduce new games which we believe will be appealing to and attract local players. The introduction of new games retains loyal visitors to the site and attracts new ones. Members of our team have extensive experience developing new lottery game formats. We also have developed a video lottery game platform. Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery, and thus have lottery compliant methodologies. We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated. Management believes that these video lottery programs will become prominent on a number of electronic devices currently existing in many countries.

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

With each client, we will seek to expand distribution of various games to include access by way of wireless devices and mobile telephones, as our resources permit. At such time as a client’s lottery is operating within our expected parameters, we will commence the process of identifying and obtaining the services of local telephone/wireless companies and establish working protocols to provide private and secure access to our client’s lottery games via mobile telephones and other wireless devices. Given the increasing pervasiveness of these apparatus, extension of our operations to include these modalities will allow us to tap into an as yet to be fully exploited revenue stream. Players will have access to a wide range of games developed specifically for these devices and will be able to play anywhere within their service coverage area. We believe that these games will be of particular appeal to young adult players who have integrated these technologies into their every-day lives.

The final implementation phase encompasses expansion into land-based operations. We will assist the lottery organization in expanding an existing network of land-based retailers or in creating a new retailer network, as required. In many countries, banks, post offices and independent kiosks act as ticket retailers and receive a per ticket fee for their services. Given the nature of the underlying charitable causes of our clients, these entities normally are disposed to serve as retailers of tickets. In those countries where access to the Internet is limited, land-based sales of lottery tickets will expand market penetration and can provide significant additional revenues.

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

Contract Procurement.

To a large degree, lottery contracts are secured on the basis of pre-existing relationships between personnel of lottery management companies, such as ourselves, and lottery license holders. We are dependent upon the relationships that our president has cultivated during the course of his career. Industry knowledge, personal integrity and credibility within the world-wide lottery community are valuable resources which are gained after years of operational and marketing experience. Our president has many years of experience in the industry and has fostered and maintains the types of relationships that allow us to present our programs to existing and newly organized lotteries. Performance is also an important factor and our management has been successful in demonstrating the positive results experienced by his previous clients.

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

Contracts with Clients.

Under a typical client agreement, we are required to develop, install, operate and maintain an Internet lottery system for a client, while retaining ownership of the lottery system. In addition, we are responsible for: implementing all manner of accounting and auditing systems and maintaining financial records; the collection of lottery monies; the selection of winners; and the financial responsibility for the payment of prizes. Most importantly, we are required to maintain conformity with all local gaming laws and other applicable regulations pertaining to our operation of lotteries on behalf of our clients. In some cases, we may agree to provide the funds required to implement a client’s lottery, if they are available, that are repaid from lottery proceeds on terms specified in our contract with a lottery.

In those jurisdictions that have regulations which require that lottery managers are licensed with the local gaming commission, we will retain or enter into partnerships with duly licensed local entities and consultants. These entities will have to be familiar with local gaming regulations and will assist us in developing and implementing lottery programs and systems that comply with all local laws. These licensees and consultants may agree to provide on-site and other services after installation of the lottery system.

We seek to enter into long-term agreements with our clients that extend for a period of at least five years. Our agreements usually are subject to automatic extensions for additional 5-year periods in the event we achieve certain negotiated benchmarks relating to the proceeds generated by a lottery and paid to the client.

Revenues under our client agreements are generally based upon a percentage of net lottery ticket sales. Net revenues is defined as gross revenues derived from ticket sales less all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the lottery system has been in operation.

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

Our Business Partners.

A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them. We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues. Toward that end, we have been highly selective with respect to our industry partners. We work with Allied Irish Bank in Ireland to handle all financial transactions between us and our client and visitors to our clients’ Web sites. All transactions are automated to avoid human error.

Games.

We believe that an important factor in maintaining and increasing public interest in lotteries is innovation in game design. We design our games to attract the interest of potential players and comply with local regulations. We work closely with our clients to design customized lottery games which are intended to appeal to the populations in which our clients are located. We employ principles of demographics, sociology, psychology, mathematics and computer technology in the development of our games. We also monitor games being designed and deployed by other lottery service providers. The principal characteristics of game design include frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our personnel have extensive expertise in game design that will enhance the marketing of our lottery systems.

We currently have a substantial number of variations of lottery games in our software library and continually have new games under development. We believe that our game library and the "know how" and experience accumulated by our professionals make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis. In addition, we have engaged third parties to provide us with specific games that we believe will attract players to our clients’ sites.

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

The infrastructure utilized for the wide area network consists of servers locally placed in regions where systems are implemented. The Company is an international company with clients located globally and today has servers in United Kingdom and Ireland. These servers are redundant systems which automatically restore data in the event of failure. The data is constantly backed-up and integrity of encryption is constantly updated.

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

The Company has an exclusive arrangement with a Las Vegas Gaming Inc. to utilize its approved and privileged gaming licensed lottery management system in geographic areas outside of the US. This system is a random number generator which has satisfied all testing and casino license requirements to work within certain governed bodies inside the US. This game management system currently has been used in several world class casino properties in Las Vegas and has been for many years. The Company has customized this offering to include the lottery management system alongside our game content and proprietary server infrastructure and methods to bring an entire solution to the industry which can be utilized on the Internet, mobile phones, server based terminals, POS terminals, interactive television and legacy slot machines.

Competition.

The government-licensed lottery market can be divided into four distinctive categories: large government operated lotteries; small national operated lotteries; small state-operated lotteries; and independently operated charitable lotteries. We believe that present lottery service suppliers concentrate their marketing efforts on the large government operated lotteries. Government operated lotteries have the financial wherewithal to install substantial dedicated lottery systems and equipment. Competition for this clientele is competitive; however, this segment of the market is supported by only a few known companies. Competition for small and mid-sized government- and charity- operated lotteries has become more competitive as service providers explore new revenue streams. To date, we believe that neither the charitable lottery market place nor the Internet/wireless lottery marketplace has been significantly penetrated and that these markets currently are under-serviced. We believe that by being the among the first companies dedicated to serving this market we can develop a competitive advantage over future industry participants.

Of important note is that the core business of all major lottery suppliers is entrenched in land-based games and dedicated terminal systems. Substantial capital is invested in these systems, including print facilities to produce instant “scratch” tickets, sales terminals to sell on-line lottery games, or video lottery terminals. It is this required substantial capital investment that drives these companies to compete for the large lottery projects. Small lottery operations do not generate the volume required to justify the capital expenditure on their part. Their products and solutions are too expensive to be competitive in the smaller lottery market.

The Internet-based solutions we offer do not rely on the products or services that the large lottery service organizations currently market. Any larger lottery service provider entering this market and encouraging clients to explore this technology would do so at the peril of substantial capital loss, as it would decrease the industry’s reliance on its current products. Additionally, Internet technology creates a client conflict for these companies. Currently, most of their clients protect their sales boarders by offering land-based games only. The development of Internet/wireless gaming formats may adversely affect the technology hold they have on their existing client base.

We are not reliant on these large government lotteries for success. We do not have to make the large capital investment in equipment that would otherwise deter us from this approach.

Government Regulation.

Lotteries may be lawfully conducted only in jurisdictions in which they are expressly permitted by law and are subject to extensive government regulation. Regulation typically includes some form of licensing of applicants and their subsidiaries. Applicants for, or holders of, a license may be subject to a broad examination including, among other items, financial stability, integrity and business experience. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are sometimes fixed by legislation, lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, the selection of the vendors of equipment and services and the retailers of lottery products. Laws and regulations applicable to lotteries in the jurisdictions in which we operate and will seek to operate are evolving and are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty. In many jurisdictions existing regulations have not kept pace with current electronic gaming technology and governments are taking a closer look at their laws pertaining to electronic gaming. Evolving regulations in the UK and Venezuela have delayed the launch of products and lotteries we have developed for these markets. Regulatory actions taken by the Brazilian government have prompted us to abandon our efforts to develop lotteries in several Brazilian states, at a significant financial loss to us, until the regulatory environment settles.

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

We believe we are currently in compliance with all regulatory requirements in the jurisdictions where we operate. Any failure to receive a material license or the loss of a material license that we currently hold or our failure to remain in compliance with local laws could have a material adverse effect on our overall operations and financial condition.

The AIM Offering and the Relationship between NM-US and NM-PLC.

As previously described, on March 17, 2006, our Irish subsidiary, NM-PLC concluded an offering of 4,244,850 ordinary shares at a price of 50 pence ($.878) per share from which it received gross proceeds of $3,750,338 (based upon the exchange rate on March 17, 2006)(the “AIM Offering”). After deducting costs associated with the AIM Offering of $1,617,644, NM-PLC received net proceeds of $2,132,694 (based upon the exchange rate on March 17, 2006). Prior to the issuance of ordinary shares in the AIM Offering and the issuance of 572,278 ordinary shares issued at the UK Offering placing price in exchange for an aggregate of $500,000 of debt owed to Milton Dresner and Joseph Dresner, two affiliates of our Company, NM-PLC was a wholly owned subsidiary of the NM-US. After giving effect to the issuance of the ordinary shares sold in the AIM Offering and the other shares described above, the NM-US owned approximately 82.3% of NM-PLC’s outstanding capital stock. (As of the date hereof, NM-US owns 80.23% of the outstanding ordinary shares of NM-PLC.) Concurrent with the closing of the AIM Offering, all of NM-PLC’s ordinary shares were admitted to trading on the AIM operated by the London Stock Exchange plc (the “Admission Date”). Milton Dresner and Joseph Dresner each purchased 615,786 ordinary shares in the AIM Offering at the placement price or approximately $540,916.

Zimmerman Adams International Limited (“ZAI”), a securities dealer registered with the London Stock Exchange plc, among other things, (i) served as the placement agent for NM-PLC, (ii) sponsored the ordinary shares for admission to trading on the AIM, and (iii) acted as NM-PLC’s financial broker and advisor in connection with the offering.

In November 2005, in anticipation of the AIM Offering, NM-US organized NM-PLC and exchanged all of the outstanding shares of our then wholly owned Irish subsidiary, New Media Lottery Services (International) Limited, formerly known as Lottery Network Services Ltd.,for 20,205,129 ordinary shares of NM-PLC.

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

•
The Company entered into an agreement with NM-PLC which, among other things, restricts NM-US from (i) competing with the business done by NM-PLC, (ii) voting on any matter that would constitute a conflict of interest between NM-US and NM-PLC, (iii) voting to merge or enter a similar transaction with any affiliate of NM-US. This agreement also provides that NM-US is required to refer all business relating to new media based gaming to NM-PLC and requires that NM-US and certain persons who are affiliates of NM-US and/or NM-PLC, give two days notice with respect to the sale or disposition of any shares of NM-PLC which they may then own or acquire in the future.

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

Currently, NM-US’s only asset is the ordinary shares it owns in NM-PLC.

As of the date hereof, NM-PLC is authorized to issue 150,000,000 ordinary shares with a total capitalization of £1,000,000, of which 25,184,350 are outstanding, of which NM-US owns 20,205,129 shares (80.23%). NM-US has agreed with NM-PLC that it will not, except under certain limited circumstances stipulated in the AIM Rules, dispose of any such shares other than on an orderly market basis.

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

Holders of ordinary shares in NM-PLC have rights similar to holders of common stock in US corporations, including, for example, the right to one vote per share and the right to receive pro rata dividends if and when declared by the directors. Holders of ordinary shares in NM-PLC have preemptive rights, i.e., the right of current shareholders to maintain their fractional ownership of a company by buying a proportional number of shares of any future issue of common stock. This will limit the flexibility of NM-PLC to issue shares for cash because the approval of the shareholders at a general meeting will be required.

Employees.

As of August 13, 2008, our group had 17 full-time employees, including three persons in the US corporate office, twelve persons in Canada who engage in product development and two marketing specialists in Ireland. All of the employees are compensated by New Media International. The officers and directors of NM-US perform administrative functions necessary to maintain the company’s obligations in the United States, including its obligations to file reports under the Securities Exchange Act of 1934, as amended and as required under Delaware law. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

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

We have significant debt.

Over the last three years, we have borrowed an aggregate of $4 million from Comerica Bank and €1.3 million from Trafalgar Capital Specialized Investment Fund-FIS. The amounts borrowed from Comerica are evidenced by three promissory notes, including one in the principal amount of $1.5 million due on June 1, 2009, one in the principal amount of $600,000 due on June 1, 2009 and one in the principal amount of $1.9 million is due on February 20, 2009. The entire amount payable to Comerica has been jointly and severally guaranteed by Milton Dresner and Joseph Dresner, affiliates of the Company. Under the debenture we issued in favor of Trafalgar, that is secured by an interest in all of the assets of NM PLC, we must make twenty four equal monthly payments ranging from €62,000 to €72,000. Our debt may negatively impact our ability to obtain additional capital.

At April 30, 2008, we had gross assets of $796,541. During the last fiscal year, we recorded revenues of $1,320,311 on net losses of approximately $2,599,557. If we are unable to repay the amounts due under the Comerica notes as they become due, we will seek to negotiate an extension of the maturity dates of the notes or otherwise refinance the amounts due thereunder. If we do not satisfy our obligations under the Trafalgar debenture, Trafalgar may exercise its rights to foreclose on our assets. Our failure to satisfy our financial obligations under the various instruments outstanding would have a material adverse affect on our Company and may cause us to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

We are a young company with a limited operating history with significant losses and have generated only limited revenues from operations.

As of the date hereof, we are operating lottery websites for only one client which commenced operations in 2005. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have generated only limited revenues from operations and have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. For the year ended April 30, 2008, we incurred net losses of $2,599,557.

We cannot assure you that we will be able to execute our business model on an extensive basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

We require substantial additional financing both to sustain our current operations and to take advantage of business opportunities in the future. Financing may not be available to us on acceptable terms, if at all. If we are unable to obtain financing as needed, our business, financial condition and reputation could be negatively impacted.

Implementing and developing new media based lotteries is capital intensive. We require funds both to develop the infrastructure of new opportunities and to implement the marketing programs required to build the player bases from which we generate revenues. We may also require funds to satisfy our obligations for amounts borrowed. To date, we have funded our operations through loans made or guaranteed by affiliates and the sale of equity in our Irish subsidiary. Our current revenue is insufficient to sustain or grow our operations. At April 30, 2008, we had cash and cash equivalents of $215,746 and we do not have any funds available to us under lines of credit. We cannot be certain that our current and near-term operations will yield sufficient revenues to sustain our operations or permit us to pursue new projects or that our past sources of financing will be available to us in the future or, that if such financing is available, that it will be on acceptable terms. Our significant debt may impair our ability to obtain additional capital.

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

Affiliates of our Company previously have guaranteed our financial obligations under loans the proceeds of which were used to fund our operations. If these affiliates determine not to guarantee loans in the future, we may not have access to cash, which could severely impact our operations.

Milton Dresner and Joseph Dresner, affiliates of the Company, have jointly and severally guaranteed all amounts due under loans aggregating of $4 million from Comerica Bank. If these persons do not continue to agree to guarantee our obligations under loans that we may require to fund our business in the future, cash may not be available to us in the future and we may not be able to sustain our operations, which could negatively impact our operations and jeopardize your investment in our Company.

All of our operations are conducted through NM-PLC and it is the most likely entity in our group to receive equity financing. The Articles of Association of NM-PLC provide preemptive rights to existing shareholders, which may constrain or delay its ability to obtain equity financing through the sale of securities. If we are unable to obtain financing when needed, our business and financial condition could be negatively impacted.

In accordance with an agreement between NM-US and NM-PLC, all of the Company’s gaming operations are conducted through NM-PLC, making NM-PLC the most likely candidate to receive equity financing. The Articles of Association of NM-PLC provide that its existing shareholders have preemptive rights which entitle them to buy a proportional number of shares of any future issue of common stock. A waiver of preemptive rights may be made only at a general meeting of shareholders. The additional time required to obtain a waiver of preemptive rights or make a rights offering may result in our losing a business opportunity.

To the extent NM-PLC sells additional securities to raise capital, NM-US’s ownership position in NM-PLC will be diluted.

Our sole asset is our ownership of ordinary shares of NM-PLC. As of the date hereof, NM-US owns 80.23% of the outstanding shares of capital stock of NM-PLC. To the extent that NM-PLC issues stock to raise funds for operations, our ownership in that company will be diluted.

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

In some cases, the evolution of the Internet and electronic media in developing countries has outpaced existing gaming and lottery regulations. For example, as a result of the proliferation of unauthorized gaming web sites in Brazil, its government suspended all Internet based gaming until it develops and implements new regulations and determines what sites operate under valid licenses. Likewise, Venezuela has adopted new rules that have imperiled the continued operation of existing electronic lotteries. These new policies and rules have either prevented us from or caused us to rethink proceeding with the development of lotteries for our clients in these countries. In the case of our Brazilian operations, we recorded a $135,000 write-off for the last fiscal year. We may never develop lotteries for our existing clients in developing countries and may encounter hurdles in other developing countries in which we may seek to operate in the future that may prevent us from implementing lotteries in these jurisdictions, even after we have invested significant cash in these operations.

The operations of ongoing lotteries and lottery operators are typically subject to extensive and evolving regulation. While we expect to work with local partners who are specifically licensed and authorized to provide services by the lottery commission in each of the jurisdictions in which we service clients, regulatory authorities that oversee lotteries may desire to conduct an intensive investigation of us and our employees prior to and after the award of a lottery contract. Lottery authorities may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions may seek to conduct extensive personal and financial disclosure and background checks on persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

We expect to derive a significant portion of our revenues and generate cash flow from contracts to operate lotteries. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and for other specified reasons, and future contracts may permit the lottery authority to terminate the contract at will with limited notice and may not specify the compensation, if any, to which we would be entitled were such termination to occur.

The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of our assets without compensation could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects.

Slow growth or declines in sales of Internet/wireless lottery devices and services could adversely affect our future revenues and profitability.

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

We expect to experience significant fluctuations in our operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups. Fluctuations in our operating results from quarter to quarter may cause our operating results to be below the expectations of investors.

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

While our stock has been admitted to quotation on the Over-the-Counter Bulletin Board, there has been little trading to date. Since the commencement of trading, we believe that no more than 50,000 shares have been traded but that such activity represents cross trading. Consequently, we do not consider there to an established trading market for our common stock. If no active trading market develops for our common stock, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

Item 2. Description of Property

Our principal executive offices are located at 370 Neff Avenue, Suite L, Harrisonburg, Virginia, where we lease approximately 1,511 square feet of office space. We are leasing this space on a month-to-month basis at a monthly rent of $1,392. We believe that suitable alternative space is available at competitive prices should our company vacate this space.

We also lease approximately 2,964 square feet of office space at Hillsboro Tower, 1800 - 4th Street S.W., Calgary, Alberta, Canada. We lease this space through December 31, 2008 at a monthly rent of $7,871 (Canadian) and we will seek to renegotiate a new lease. Due to market conditions in Calgary, we expect an increase in the monthly rent. We believe that suitable space is available should our company vacate this space. Our software and game developers operate from this facility.

NM-PLC maintains an office at 22/23 Upper Pembroke Street - Suite 402, Dublin 2, Ireland, where it leases space from John R. McGuire at monthly rent of 1,100 Euros.

NM-PLC and New Media International maintain their registered offices in Ireland at 20 On Hatch, Lower Hatch Street, Dublin 2, Ireland and 4 Percy Place, Dublin 4, Ireland, respectively.

We have not determined our future requirements for office space but expect that adequate space will be available on commercially reasonable terms and conditions as necessary.

Item 3. Legal Proceedings.

We are not currently party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the 2008 fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

The Company’s common stock was admitted for quotation on the OTC Bulletin Board in July 2005 under the symbol NWMD. Since the commencement of trading, we believe that no more than 50,000 shares have been traded and that such activity represents cross trading of stock among existing investors or their affiliates. Consequently, we do not consider there to be an established trading market for our common stock.

Holders.

At August 11, 2008, there were 47 record holders of the Company's common stock. The number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, brokers and clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information as of April 30, 2008, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	625,000	$0.32	1,375,000
Equity compensation plans not approved by security holders	1,000,000	$0.35	-
Total	1,625,000	$0.34	1,375,000

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

During the year ended April 30, 2008, we did not issue any securities.

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

Overview of Operating Results and the 2008 Fiscal Year.

During the fiscal year ended April 30, 2008, we recorded revenues of $1,320,311 on net losses of $2,599,557. For the three months ended April 30, 2008, we recorded revenues in excess of $428,000 on net losses of approximately $653,529. We continue to intensify marketing efforts in connection with our Irish client’s Internet bingo operations (which represents one of the websites we operate for this client) which have yielded positive results. As a result of our marketing efforts our bingo site continues to grow. We continue to develop the electronic lottery and bingo platforms that we can easily migrate among our clients. In June 2008, we borrowed the sum of €1.3 million for working capital. We expect that cash on hand, revenues generated from our client’s bingo website in Ireland and revenues we expect to recognize from electronic lottery kiosks that we expect will be distributed throughout Ireland starting in August 2008 will satisfy our immediate cash requirements for the coming fiscal year and provide us with the financial resources to grow our business. In addition, we are actively seeking additional financing.

During fiscal 2008, we encountered difficulties in our Brazilian and Venezuelan operations and do not expect to operate these lotteries during 2009, if ever. Our failure to develop lotteries in these jurisdictions has created a void for our Company both because we were expecting to commence revenue generating operations in both countries during the 2009 fiscal year and we do not have alternative projects standing by from which we could expect to generate revenues during the 2009 fiscal year.

Background.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the 2005-06 fiscal year.

We offer an integrated range of products and services to develop, build and host lottery programs for small and mid-sized state-operated and CLOs. Our lottery infrastructure includes (i) proprietary software platforms that support Internet websites, server based kiosks and mobile phone lottery operations and (ii) innovative game concepts. We have partnered with other organizations which provide us access to the mobile phone carriers and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other lottery organizations reduces implementation time and the operational and capital costs associated with establishing each client’s Internet/wireless presence.

Our lottery service contracts are typically five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years. We also anticipate deriving revenues from the delivery of lottery products and content to a variety of Internet-based kiosks.

The Company currently generates in excess of 99% of revenues from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with its contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a ‘commission.’

We also anticipate deriving revenues from the delivery of lottery products and content to a variety of Internet-based kiosks. During the third quarter of calendar 2008, we expect to begin recognizing revenues from the systems and games we have developed for use on Inspired’s server based terminals (Internet-based kiosks). We are advised that these server based terminals will be launched in Ireland on behalf of Rehab Ireland during the fall of 2008 and in the UK on behalf of Rehab UK potentially during 2009.

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

Plan of Operation.

Our business can be divided into three discrete components, as follows:

o	identifying and contracting with new clients;
o	developing, implementing and hosting lotteries; and
o	developing gaming software for our clients’ lotteries and third parties.

During fiscal 2009, we expect to continue to advance each of the elements of our business in varying degrees. Given our limited financial resources, as more fully discussed in this section under the sub-heading “Liquidity and Capital Resources,” we will focus our efforts on projects that present the greatest opportunity to generate revenues in the near-term. We believe that both developing our existing clients’ lottery programs and gaming software development represent the most effective and efficient use of our capital.

By completing the implementation of lottery systems for our Irish client and developing an affiliate tracking system which allows us both to offer incentives to advertisers for directing paying customers to our site and to build player loyalty, we stand prepared to implement full-scale marketing campaigns from which we expect to build meaningful player bases and generate material revenues, subject to the availability of financial resources to do so. As we have marketed Rehab-Ireland’s Internet bingo operations on an expanded basis over the last few fiscal quarters, the results have been promising as both the player base and the amount wagered per player has increased beyond expectations and we expect to see further growth in the coming year. Accordingly, we expect to devote significant financial resources to the continued development of this program employing both Internet advertising programs and marketing programs that seek to take advantage of that entity’s charitable affiliation by partnering with recognizable local brands.

During the second fiscal quarter of 2007, our clients Rehab-Ireland and Inspired Gaming Group completed beta testing of the gaming software we have been developing for the kiosk lottery terminals that Inspired will operate on behalf of Rehab-Ireland. In November 2006, Inspired began beta testing the terminals at field locations in Ireland. We are apprised by Inspired that beta testing has been completed and that it expects to launch the terminals on a full commercial basis in the summer of 2008, though we cannot be certain this time line will be met. Management expects that Inspired will potentially commence offering our games on up to 10,000 UK based terminals early in 2009 after the roll out of the Irish program. We will receive a portion of the net revenues generated by the kiosks.

Our near-term business priorities continue to be concentrated on the marketing and promotion of the Rehab-Ireland’s bingo and games sites to both increase the player base and the amount wagered per player and to support our server based terminal project. We will continue to monitor the status of government regulations in Venezuela to determine when, if ever, the opportunity arises to proceed with the completion of this project. In our estimation, Venezuela represents a vibrant lottery market which has strong potential for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

The development of our operations in Venezuela will be dependent on a favorable outcome of current political uncertainties and available cash to fully develop the opportunity. We believe that our gaming delivery platforms are sufficiently developed to permit us to migrate the operations we have established elsewhere to our Venezuelan operations. We believe that with sufficient capital, we could complete the development of a gaming system in Venezuela in two to three months and commence marketing this system almost immediately.

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

Analysis of Financial Statements.

As reported in our financial statements to this Annual Report on Form 10-KSB for the year ended April 30, 2008, the Company reported a $2,599,557 net loss after minority interest on $1,320,311 in net revenues. The Company increased cash $19,489, leaving $215,746 in cash at April 30, 2008. For fiscal year 2008, operations used $2,518,887 in cash.

The Company’s cash and accounts receivable equal $549,523 in available resources to fund $826,260 in accounts payable and accrued expenses. While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2009 to fund the cash shortfall. The Company must also refinance their $1,900,000 third party debt in fiscal year 2009. As of April 30, 2008, current liabilities exceeded current assets by $6,731,796.

Net revenues increased by $748,316 to $1,320,311, or about 131% over the last fiscal year. Revenues have now become a significant item in the financial statements and will contribute to funding the Company’s operating expense deficit.

General and administrative expense decreased by $284,607 to approximately $1.1 million, representing a 20% decrease from the last fiscal year. While G&A expense decreased in several areas, the most significant decrease resulted from decreased travel expenses which decreased $100,850 to $101,862 or nearly 50%.

For 2008, professional fees decreased $287,968 to $640,243, or 31%. This decrease resulted from management’s ability to handle more professional functions internally that were previously contracted to outside professionals. Additionally, the Company has not engaged in any major restructurings or financing actions as previously conducted.

Website expenses increased by $513,669 to $1,286,371, or 66%. Rehab Bingo advertising and marketing expenses increased by approximately $263,000 to $733,459, or 54%. This increase was justified for successful marketing of Rehab Bingo and has returned significant revenue to us. The bingo software supplier’s contract requires a royalty based upon site sales and $113,331 of the website expense increase during fiscal 2008 was paid as additional royalties reflecting additional sales.

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

At April 30, 2008, our available cash, receivables and liquid assets totaled approximately $549,523. We had outstanding loans of $4 million to unrelated parties and outstanding loans of $2,183,177 (not including accrued interest) to related parties. During fiscal 2008, we generated $1,320,311 net revenues from operations with net losses of $2,599,557.

In June 2008, after the close of the period covered by this report, NM PLC borrowed the sum of €1,300,000 from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan"). NM PLC received net proceeds from the loan of €1,116,889.90 after deducting all fees and expenses associated with the transaction and after the payment of two months of interest on the Loan (€17,333.33) and a finder's fee of €65,000. The Loan bears interest at the rate of 8% per year and is evidenced by a debenture which also provides for the grant of a security interest in all of NM PLC's property, assets and receivables. The Loan matures on May 30, 2010 (twenty four months from the date of disbursement) and is convertible at the option of the lender into ordinary shares of NM PLC, provided that such shares are eligible to trade on the AIM market. We are using the proceeds of the Loan for working capital.

We expect our principal sources of liquidity to be existing cash on hand and revenues generated from operations. We anticipate generating more meaningful revenues from operations as fiscal 2009 progresses. We have not been able to take full advantage of our revenue generating potential because we have not had the cash to market our existing client’s operations as comprehensively as we would like nor to develop the new lottery projects for which we have contracts.

We had anticipated that we would be generating revenues from three additional sources beyond Rehab-Ireland during fiscal 2008, including revenues derived from server based terminals being placed by Inspired and from lotteries to have been located in Brazil and Venezuela, for which we have signed contracts. We have expended considerable sums in furtherance of these projects but the ventures have been delayed or abandoned, as described below, and we have not realized any return on our investments in these businesses to date.

Inspired delayed a full-scale launch of its Internet based terminals until new legislation in the UK came into effect and now advises us that it expects to launch its server based terminals after August 2008, when new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition within the anticipated time frame. The failure to recognize material revenue from our contract with Inspired during fiscal 2009 will impair our liquidity and capital resource position.

As to our client in Brazil, we have encountered political obstacles that have prevented us from taking further action. As a result we have elected to dissolve our joint venture in Brazil and have reclassified the related investment and promissory notes receivable as an expense. Management believes that the Brazilian market has great potential and has chosen to seek alternative business relationships in Brazil beyond Cybercyte. We hope to utilize the infrastructure and games we developed for Cybercyte lottery in any lottery in which we may become involved in Brazil in the future, if ever.

We had planned to launch the Venezuela lottery by May 2007; however, increased government oversight of the industry and revisions to the fee schedule to operate lotteries and other regulatory actions caused us to delay the project launch until these issues have been resolved. Accordingly, we expect to launch our project whenever we believe the market has absorbed the new rules and we possess the cash to implement the marketing aspects required for the project to succeed.

We believe that had the Brazilian and Venezuelan projects become operational within the time frame we had anticipated, that we would be generating material revenue from them to support our business. The failure to realize a return on our investments has negatively impacted our financial condition.

In addition to requiring cash to develop and market our client’s lotteries, amounts due under outstanding promissory notes become due during the fourth quarter of fiscal 2009 and beyond, as follows:

Principal Amount Due	Due Date
$1.5 million	June 1, 2009
$600,000	June 1, 2009
$1.90 million	February 20, 2009

These promissory notes are all guaranteed by our principal shareholders. While we will seek to extend or refinance these notes, we can offer no assurance of success. If we are unable to negotiate extensions of the notes or refinance the amounts payable into new notes, we may have to take radical action which could negatively impact the Company.

In addition, under the loan we received from Trafalgar in June 2008, we are required to make payments ranging from €62,000 to €72.000 per month through May 2010. The loan is secured by an interest in all of our assets and any default under the loan could result in the loss of the assets comprising our business.

We do not expect that our principal existing sources of liquidity will be adequate to support our existing operations or fully develop the new projects we have undertaken. We will require significant additional cash both to continue marketing our existing client’s lottery and to develop and implement lotteries for new clients. Without sufficient funding, we are hesitant to accept new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proven our business model, we will be able to secure project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. Our ability to secure new sources of capital may be impaired by our significant debt. The availability and cost of capital in the future may inhibit our ability to grow our Company.

If we are unable to obtain financing to sustain our current operations or develop new opportunities, we anticipate that we will scale back our existing operations and postpone developing new opportunities.

We anticipate that the cost required to implement lotteries for new clients will decrease in the next several periods. As we are learn to more efficiently migrate the fundamental elements of the lottery infrastructure from one lottery to another, the time and cost to set-up and organize will decrease. We also expect that additional experience gained from our current operations will reduce the cost of acquiring customers and allow us to maximize gross revenues generated per customer. Moreover, once the shakeout period ends, in which we learn what marketing techniques are effective and games players find enticing, we will be able to use our resources more efficiently and effectively. Theoretically, if our business model is accepted, we can concentrate on marketing to new media device users who we believe we can reach inexpensively because (i) we will require a relatively small organizational infrastructure, even when fully operational, (ii) we will have a significant existing library of games to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, Internet kiosks and other wireless devices) is inherently inexpensive and the costs are decreasing each year.

Financing Activities During Fiscal 2008.

During fiscal 2008, we borrowed an aggregate of $750,000 against credit lines of $4 million, none of which remains available to draw down. The promissory notes that evidence these loans have terms similar to the promissory notes we executed in favor of Comerica Bank during October and December 2005. The $1.9 million note, which is fully drawn, becomes due on February 20, 2009 and the $1.5 million and $600,000 notes, which are fully drawn, become due on June 1, 2009. All of the Company’s repayment and other obligations under this note are guaranteed by each of Milton Dresner (a director of NM-US and NM-PLC) and Joseph Dresner, who are principal stockholders of NM-US.

Contractual Obligations.

The following table presents our contractual obligations and commercial commitments as of April 30, 2008:

	Payments Due By Period (all amounts in $)
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases
Operating Leases	193,076	154,813	38,263
Loans Payable	4,000,000	1,900,000	2,100,000
Total Contractual Cash Obligations	4,193,076	2,054,813	2,138,263

The foregoing table does not reflect amounts to be repaid over the next two years on the €1.3 million loan made to NM PLC that call for monthly payments of principal and interest for the ensuing twenty four months.

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

Item 7. Financial Statements.

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page 53.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We did not have any disagreements with accountants relating to financial disclosures for the years ended April 30, 2008 and 2007.

Item 8A. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer, who is also our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2008, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2008

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On June 6, 2008, NM PLC borrowed the sum of €1,300,000 from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan"). The Loan bears interest at the rate of 8% per year and is evidenced by a Debenture which also provides for the grant of a security interest in all of NM PLC's property, assets and receivables (the "Debenture"). The Loan matures on May 30, 2010 (twenty four months from the date of disbursement) and is convertible at the option of the lender into ordinary shares of NM PLC, provided that such shares are eligible to trade on the AIM market. The Loan is convertible at a conversion price (the "Conversion Price") equal to the lower of (i) the 120% of the VWAP (as defined below) on May 29, 2008 or if no VWAP is available on such date, the closing bid price on such date and (ii) 85% of the lowest daily closing VWAP for the five consecutive trading days prior to the date on which lender gives notice of its intention to convert. For purposes of the Loan Agreement, the term "VWAP" means the volume weighted average price (as reported by Bloomberg) of the ordinary shares on AIM for that trading day.

The Company is required to repay the Loan in twenty four monthly installments ranging from between €62,000 to €72,000 per month through May 2010. Each such mandatory repayment is subject to a redemption premium of 12.5%. In the event that any such mandatory repayment is not made in full within 5 days of its due date, the lender shall have the option to receive ordinary shares in lieu of the cash payment at the Conversion Price. The Company may redeem any and all outstanding amounts of the Loan in its discretion at a premium of 12.5% at any time provided that its ordinary shares are trading at a price equal to 120% of the VWAP on May 29, 2008.

As additional consideration for the Loan, NM PLC issued to the lender warrants to purchase up to 1,500,000 ordinary shares at a price 5 pence per share through May 30, 2010. If the warrants are not exercised, NM PLC is required to pay the lender £60,000 (British Pounds Sterling).

NM PLC received net proceeds from the loan of €1,116,889.90 after deducting all fees and expenses associated with the transaction and after the payment of two months of interest on the Loan (€17,333.33) and a finder's fee of €65,000. NM PLC also issued to the finder, 249,935 ordinary shares for its services.

In connection with a certain loan made by Trafalgar Capital Specialized Investment Fund-FIS to NM PLC in the an aggregate of €1,300,000, as described elsewhere in the report, certain existing lenders to the Company, including Milton Dresner and Joseph Dresner, agreed to subordinate outstanding amounts due to them under other evidences of indebtedness to the Trafalgar loan. In addition, Milton and Joseph Dresner agreed to guarantee all amounts due to Comerica Bank under various promissory notes in the aggregate principal amount of $4 million.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance With Section 16(A) of The Exchange Act

Directors and Executive Officers, Promoters and Control Persons.

The table below sets forth, as of August 13, 2008, (i) the officers and directors of the Company and (ii) the managing directors of NM-PLC, our 80.23% Irish subsidiary.

Name	Age	Title	Period during which person has served as a director of NM-US	Association with Subsidiaries
John Carson	53	President, Chief Executive Officer and Director	2004	Chief Executive Officer, Director of NM-PLC since 2006 and a director of New Media International since 2001
Sterling Herbst	41	Secretary, Director	2008 (June)
Milton Dresner	83	Director and Chairman	2004	Non-executive director and secretary of NM-PLC since 2006 and non-executive director of New Media International since 2001
The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft	51			Non-executive director and the non-executive chairman of NM-PLC since 2006
Nigel Blythe-Tinker	57			Non-executive director of NM-PLC since 2008
Paula Horan	40			Non-executive director and Secretary of NM-PLC since 2006 and non-executive director and Secretary of New Media International since 2003

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

Sterling Herbst has been a director of our company since June 2008, has served as our corporate secretary since July 2004 and has been employed by the Company since 2001 as the US Operations Manager. Mr. Herbst is responsible for all aspects of the day-to-day operations of the Company’s corporate office in Harrisonburg, Virginia, and has acted as the financial controller of the Company throughout its sphere of international operations. He has assisted senior management with its strategic planning and business plan development. From November 2000 through July 2004, Mr. Herbst was a manager at the Virginia Technology Incubator, LLC, an affiliate of the Company by virtue of common ownership, where he oversaw construction of a technology incubator and facilitated all company purchases. During that same period, he served as the Vice President of US Operations of TreasureTrivia.com, Inc., where he coordinated startup of the U.S. office and managed administrative and support staff; developed and implemented the website prize structure and schedule; and created a prize fulfillment system.

Milton Dresner has been a director of our company since March 18, 2004. He also currently serves as a Director of NM-PLC and as a director of New Media International, positions he has held since 2006 and 2001, respectively. For the past 41 years, Mr. Dresner has been co-owner of Highland Management, Highland Construction, Highland Industrial Development, Highland Manufactured Home Properties, and Highland Motel Properties.  Together, these five interacting organizations were involved in every facet of land development, construction, management and leasing.  The Highland Companies have developed, constructed and managed industrial complexes, multi-family units, manufactured home communities, motels and residential subdivisions.  He is also a partner in several investment banking firms in New York.  Mr. Dresner is a life-long entrepreneur and respected businessman, Mr. Dresner has nearly 50 years of experience in a variety of industries including real estate and retail.  Additionally, Mr. Dresner holds dozens of corporate positions ranging from director, partner and co-owner, to stockholder and investor. Mr. Dresner was appointed to serve as a director of NM-PLC on November 23, 2005. Mr. Dresner is the brother of Joseph Dresner, a former director of the Company.

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

Nigel Blythe-Tinker Ll.B., FCIS, was appointed to serve as a director of NM-PLC in March 2008. Nigel has extensive experience both in the UK and internationally across the recruitment and gaming sectors, having held senior executive and non executive positions in FTSE 100 and AIM listed companies. He is a lawyer and chartered company secretary by training, his City experience spans over 30 years - having specialized in Main Market and AIM flotations, mergers and acquisitions, corporate finance/restructuring and corporate governance. Nigel is currently a Non Executive Director of Gaming VC SA (having previously been Chairman), a Non Executive Director of Sports Media Group Plc and Executive Chairman of Pentasia Ltd.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports, during the fiscal year ended April 30, 2008, all reports required to be filed in connection with the issuance of securities (there were no dispositions of securities by any of the persons for which disclosure is required) were filed with the SEC were all filed on a timely basis, except that the Form 5 to report the resignation of Mr. Winters was filed late.

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

Corporate Governance.

General.

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes key corporate governance practices. In addition, our majority owned Irish subsidiary, NM-PLC, has adopted corporate governance mechanisms in accordance with the requirements of the AIM Market on which its ordinary shares trade, to ensure effective and open management of that company, including establishing an Audit Committee and a Remuneration Committee, as described under the heading "Business - The AIM Offering and the Relationship between NM-US and NM-PLC."
.
Board Determination of Independence.

As of the date hereof, the Company has no policy with respect to independence requirements for its Board members or that a majority of its board be comprised of "independent directors." In determining whether a Board member is "independent," the Company applies the standards of "independence" prescribed by rules set forth by the American Stock Exchange ("AMEX"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, or who owns in excess of five percent of the outstanding shares of our capital stock, shall not be considered independent. As of the date hereof, none of our directors qualifies as an "independent director" under Section 121 of the American Stock Exchange Company Guide.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. During the fiscal year ended April 30, 2008, the Board of Directors held one meeting held by teleconference. All directors attended the sole board meeting except for Mr. Winters. Our business is conducted exclusively through our majority owned Irish subsidiary, NM-PLC, and all corporate actions were taken by the Board of that entity, a majority of the board of directors of which are members of our board of directors.

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

Audit Committee

During a portion of the last fiscal year, we maintained an audit committee comprised of Messrs. Joseph Dresner, Milton Dresner and Frederick Winters. Mr. Winters, who resigned on February 1, 2008, qualified as an independent director. Under the provisions of its charter, the audit committee is required to meet at least quarterly with our management and our independent registered public accounting firm to review and help ensure the adequacy of our internal controls and to review the results and scope of the auditors' engagement and other financial reporting and control matters. However, in light of Mr. Dresner's health, which caused him to resign from all positions held with the Company in June 2008, and Mr. Winters extended periods outside the country, the audit committee did not meet with either management or the Company's auditor at all during fiscal 2008. The Audit Committee was dissolved in February 2008. In accordance with SEC regulations, our entire board of directors now serves as our audit committee. None of the members of our board of directors is independent nor does any of them qualify as a "financial expert." The board does not believe that at this time our Company requires a separate audit committee given that all of our business is conducted through our subsidiaries. Our direct subsidiary, NM-PLC, the ordinary shares of which are traded on AIM, maintains an audit committee in accordance with AIM rules

Shareholder Communications.

The Company does not presently provide a process for security holders to send communications to the board of directors. The board of directors has not adopted procedures by which security holders may recommend nominees to the Company's board of directors. The Company has not held a stockholders meeting at which directors were elected since 2005, given that all business of the Company is conducted exclusively through our majority owned subsidiary, NM-PLC, and all corporate actions were taken by the board of that entity.

Item 10. Executive Compensation.

During the fiscal year ended April 30, 2008, all of our employees were remunerated by our indirect subsidiary, New Media Lottery International for all services rendered to our group. NM-US did not pay or otherwise remunerate directly any employee during the last fiscal year.

Compensation of Directors.

NM-US does not compensate our directors for serving in such capacity. We reimburse outside directors for all costs and expenses incurred in connection with attending or participating in any board meeting.

Executive Compensation.

The table below provides information about compensation paid to our principal executive officer and principal financial officer (the "named executive officers"), who were the only persons to receive compensation in excess of $100,000 during the periods covered.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity IncentivePlan Compensation($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation($)		Total
John T. Carson, Chief Executive Officer (principal executive officer)	2008 2007	$ $	136,000 192,000			-0- -0-			14,400 14,400	(1) (1)	150,400206,400
Randolph Brownell, III, Chief Financial Officer (principal financial officer)	2008 2007	$ $	35,000 168,000			-0- -0-			3,600 64,400	(1) (2)	38,600232,400
Certain columnar information required by Item 402(c)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal years ended April 30, 2008 and April 30, 2007.

All compensation was paid in US Dollars
(1) Represents car allowance.
(2) Represents car allowance and $50,000 in deferred compensation accrued during the years 2003 through 2005 which was paid during the fiscal year ended 2007.

Employment Agreements.

NM-US has not entered into written employment agreements with any member of our management. NM-PLC and New Media International compensates all of the Company’s employees. Disclosure relating to all management employment contracts issued by NM-PLC is set forth below.

Other Arrangements and Payment of Deferred Salary

During the fiscal years ended April 30, 2007 and 2008, the Company paid Randolph Brownell, III, our former chief financial officer, $50,000 and $0, respectively. The deferred compensation paid to this individual accumulated during the period 2003 to 2005.

In addition, pursuant to their respective employment contracts, Messrs. Carson and Brownell (our former chief financial officer) received $14,400 and $3,600 respectively in car allowance during the fiscal year ended April 30, 2008.

NM-PLC Employment Agreements

Pursuant to an employment agreement dated March 13, 2008, NM-PLC has engaged John Carson to serve as the chief executive officer of NM-PLC at a salary of $192,000 per annum (excluding bonuses and benefits including a payment equal to 10% of his total annual emoluments by way of pension contribution). The term of the agreement is for a period of twenty-four months and thereafter the agreement is terminable by either party on the giving of two month’s written notice. John Carson was appointed a director of the NM-PLC on November 14, 2005.

Milton Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006. Mr. Dresner has waived the payment of any fees which may be due him under this agreement. The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

Paula Horan has served as a non-executive director and the secretary of NM-PLC since March 2006 under the terms of a letter of appointment dated March 13, 2006 for a fee of €30,000 per annum (excluding bonuses and benefits). The initial term of the agreement is for a period of three years and may be terminated by either party giving one month’s written notice.

The Rt. Hon. Lord Mancroft has served as a non-executive director of NM-PLC since March 2006 under the terms of a letter of appointment dated March 1, 2006 for a fee of £50,000 per annum subject to annual review. The amount paid to Lord Mancroft decreased to £36,000 for the period ended April 30, 2008. NM-PLC sold 100,000 of its Ordinary Shares, having a total value of £50,000 at the placing price in the AIM Offering, to Lord Mancroft on Admission for a subscription price equal to the nominal value per Ordinary Share.

Option Grants in the Last Fiscal Year.

NM-US did not grant any options to purchase securities during the fiscal year ended April 30, 2008.

Fiscal Year-End Option Numbers and Values.

The following table sets forth additional information as of April 30, 2008, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

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

Outstanding Equity Awards at Fiscal Year End

Below is information relating to unexercised options held by John T. Carson, our Chief Executive Officer, as of April 30, 2008. No other named executive officer held any unexercised options or unvested stock as of such date.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)
John Carson	200,000 1,100,000	—	—	$ $	.25 .35	Mar. 21, 2015 Nov. 2, 2015

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 13, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our named executive officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The applicable percentage of ownership is based on 21,442,143 shares outstanding as of August 13, 2008.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership NM-US Common Stock	Percent of Outstanding Class of NM-US Common Stock Owned	Amount of Beneficial Ownership NM-PLC Ordinary Shares	Percent of Outstanding Class of NM-PLC Ordinary Shares Owned (2)
John Carson (3)	2,187,714	9.62%
Sterling Herbst (4)	96,429	*
Milton Dresner	7,000,000	32.65%	901,925	3.58%
Joseph Dresner	7,000,000	32.65%	901,925	3.58%
The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft (5)	-0-	-0-	100,000	*
Paula Horan (6)	-0-	-0-	3	*
Nathan Miller (7)	3,345,715	15.60%	-0-	-0-
All officers and directors as a group (3 persons) (8)	8,684,143	40.69%	901,925	3.58%
* Less than 1%.

(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Based on 25,184,350 ordinary shares of NM-PLC outstanding.
(3)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 1,300,000 shares of common stock.
(4)	Includes 21,429 shares of common stock and options to purchase 75,000 shares of common stock.
(5)	The Rt. Hon. Lord Benjamin Lloyd Stormont Mancroft is a director of NM-PLC.
(6)	Ms. Horan is a director of NM-PLC.
(7)
Includes 345,715 shares over which Mr. Miller exercises beneficial control which are registered in the names of entities in which Mr. Miller is a part owner along with Nancy Bowman, a former officer and director of the Company.

(8)	Includes options to purchase an aggregate of 1,375,000 shares of common stock.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 12. Certain Relationships and Related Transactions.

On April 30, 2006, the Company executed a promissory note in favor of Milton Dresner that entitled it to borrow up to an aggregate of $2 million, subject to cancellation by Mr. Dresner at any time. Amounts borrowed under this note are payable on demand and bear interest at the prime rate of interest plus 2%. During the period March 2, 2006 through October 31, 2007, the Company borrowed an aggregate of $525,000 under this note and has accrued interest of $52,569 on such borrowings. The proceeds of the loans made under this note were used for general working capital purposes. The entire amount of principle and accrued interest remain outstanding. Loans extended by Mr. Dresner to the Company after October 31, 2007 are described in the ensuing paragraph. Milton Dresner is a director of each of NM-US, NM-PLC and New Media International and is a principal stockholder of NM-US

On November 1, 2007, the Company executed a promissory note in favor of Milton Dresner that entitles it Company to borrow up to an aggregate of $2 million, subject to cancellation by Mr. Dresner at any time. Amounts borrowed under this note are payable on demand and bear interest at the prime rate of interest plus 3%. During the period November 1, 2007 through April 30, 2008, the Company borrowed an aggregate of $392,500 under this note and has accrued interest of $8,292 on such borrowings. The proceeds of the loans made under this note were used for general working capital purposes. The entire amount of principle and accrued interest remain outstanding. Mr. Dresner no longer loans money to the Company under the terms of the note described in the foregoing paragraph and all such loans after October 31, 2007 are made under this note.

During April 2008, Milton Dresner loaned the Company $200,000 which it paid with interest of $116 or 5.25% in April 2008.

On October 31, 2007, the Company executed a promissory note in favor of Joseph Dresner that entitled it to borrow up to an aggregate of $2 million, subject to cancellation by Mr. Dresner at any time. Amounts borrowed under this note are payable on demand and bear interest at the prime rate of interest plus 2%. During the period August 27, 2007 through October 31, 2007, the Company borrowed an aggregate of $260,000 an amount under this note and has accrued interest of $14,858 on such borrowings. The proceeds of the loans made under this note were used for general working capital purposes. The entire amount of principle and accrued interest remain outstanding. Joseph Dresner is a principal stockholder of NM-US and a former director of NM-US, NM-PLC and New Media International.

On January 31, 2008, the Company executed a promissory note in favor of Joseph Dresner that entitles it Company to borrow up to an aggregate of $2 million, subject to cancellation by Mr. Dresner at any time. Amounts borrowed under this note are payable on demand and bear interest at the prime rate of interest plus 3%. During the period November 14, 2007 through April 30, 2008, the Company borrowed an aggregate of $622,500 under this note and has accrued interest of $15,233 on such borrowings. The proceeds of the loans made under this note were used for general working capital purposes. The entire amount of principle and accrued interest remain outstanding. Mr. Dresner no longer loans money to the Company under the terms of the note described in the foregoing paragraph and all such loans after October 31, 2007 are made under this note.

During the period November 21, 2006 through January 30, 2007, Milton Dresner loaned New Media International the sum of $225,000. New Media International executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at the prime rate of interest plus 2%. This was a short term loan and has since been repaid.

On February 13, 2007, Joseph Dresner, loaned New Media International the sum of $75,000. New Media International accrued interest at the prime rate of interest plus 2%. This was a short term loan and was repaid on March 15, 2007.

During the period October 2005 through July 2007, the Company borrowed the sum of $4.0 million from Comerica Bank (and has available an additional $750,000 under a line of credit), the payment of all of which is guaranteed by Joseph Dresner and Milton Dresner.

During the period March 19, 2004 through March 17, 2006, Milton Dresner and Joseph Dresner had been lending funds to the Company required for operations. On March 17, 2006, the closing date of the AIM Offering, all amounts owed to each of Milton Dresner and Joseph Dresner then outstanding were repaid by each company, excluding $150,000 owed to Milton Dresner by New Media International which is payable on demand. As of March 17, 2006, $1,539,561 of debt, including interest, owed by NM-US to Milton Dresner was converted into 5,000,000 shares of our common stock at a price of $0.307912 per share. As of March 17, 2006, NM-US owed Joseph Dresner the sum of $1,547,137, including interest, which was converted into 5,000,000 shares of our common stock at a price of $0.309427 per share. As of March 17, 2006, NM-PLC owed Milton Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering. As of March 17, 2006, NM-PLC owed Joseph Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering.

Milton Dresner and Joseph Dresner each purchased 615,786 ordinary shares in the UK Offering at the placement price or approximately $540,916.

During December 2005, each of Milton Dresner and Joseph Dresner loaned NM-US $50,000 which it repaid to them without interest eight days later upon the receipt of funding from Comerica Bank on an additional $500,000 loan discussed elsewhere herein.

During March 2004, Nathan Miller, then an officer and director of the Company, converted an aggregate of $539,315 of debt of Lottery Network Services Ltd. into 9,000 ordinary shares of that company. The debt was converted at premiums above the par value per Lottery Network Services ordinary share at $59.92 per share. Pursuant to the Share Exchange Agreement, Mr. Miller converted all of his shares of Lottery Network Services into 3,000,000 shares of our Common Stock. At April 30, 2008, NM-US was indebted to Mr. Miller in the amount of $183,177, plus $60,698 in accrued interest, which is repayable on terms to be determined.

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

Item 13. Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Exhibit Title	Location Reference

2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2

2.2	Agreement and Plan of Merger dated June 14, 2004 by andbetween New Media Lottery Services, Inc. and ResidentialResales, Inc.	3

2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6

3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1

3(i)(b)	Certification of Reinstatement	1

3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1

3(i)(d)	Certification of status of Residential Resales, Inc.	1

3(ii)	Bylaws of Residential Resales, Inc.	1

3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2

3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2

3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3

3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc.(Delaware).	6

3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6

3(i)(k)	Articles of Association of New Media Lottery Services plc	9

3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9

10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2

10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2

10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2

10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2

10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2

10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2

10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7

10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7

10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7

10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8

10.11	Floating Eurodollar Note dated October 7, 2005 in the principalamount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9

10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9

10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9

10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9

10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9

10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9

10.17	Asset Purchase and Assumption of Liabilities Agreement datedMarch 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9

10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9

10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9

10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9

10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9

10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9

10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9

10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9

10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9

10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services(International) Limited in favor of New Media Lottery Services, Inc.	9

10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10

10.28	Floating Eurodollar Note in the principal amount of $600,000, dated December 5, 2006 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11

10.29	Floating Eurodollar Note in the principal amount of $1,900,000, dated February 20, 2007 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11

10.30	Convertible Loan Agreement dated June 6, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	11

10.31	Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	11

14	Code of Ethics	5

16	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	12

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	12

32.1	Section 1350 Certification	12

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with the Current Report on Amendment No. 1 to Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.
11.	Previously filed with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2008.
12.	Filed herewith.

Item 14. Principle Accountant Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2008 fiscal year ending on April 30, 2008 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $33,000. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2007 fiscal year and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $33,000 (including direct engagement expenses).

AUDIT-RELATED FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2008 fiscal year were $0. The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2007 fiscal year were $0. Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company for the 2008 fiscal year were $0. The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2007 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Bouwhuis, Morrill & Company, other than the audit services, audit-related services, and tax services, were $0 for the 2008 fiscal year and $0 for the 2007 fiscal year.

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

ITEM 7. FINANCIAL STATEMENTS

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES

Financial Statements for the Years
Ended April 30, 2008 and 2007
and Report of Independent Registered
Public Accounting Firm

Bouwhuis, Morrill & Company, LLC	12 South Main, Suite 208
Certified Public Accountants	Layton, Utah 84041
801-546-9068 Tel
801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. and Subsidiaries
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheet of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2008 and the consolidated results of their operations and their cash flows for the years ended April 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

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
August 1, 2008

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As at April 30, 2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$215,746
Accounts receivable, net	333,777
Marketable securities (Note 3)	3,000
Prepaid assets	82,508

Total Current Assets	635,031

PROPERTY AND EQUIPMENT, NET	161,510

TOTAL ASSETS	$796,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$826,260
Other payable	92,425
Deferred compensation	62,500
Due to related parties (Note 4)	202,465
Notes payable	4,000,000
Loans payable - related parties	2,183,177

Total Current Liabilities	7,366,827

TOTAL LIABILITIES	7,366,827

MINORITY INTEREST	2,887,722

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(12,923,096)
Accumulated other comprehensive income
Foreign currency translation adjustment	104,958
Unrealized gain on marketable securities	3,000

Total Stockholders' Deficit	(9,458,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$796,541

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	April 30,
	2008	2007

NET REVENUES	$1,320,311	$571,995

OPERATING EXPENSES

Depreciation and amortization expense	138,447	153,786
General and administrative	1,123,908	1,408,515
Loss on sale of property and equipment	53,680	85,353
Management fees	90,039	140,682
Professional fees	640,243	928,211
Programming fees	719,097	672,145
Rent expense	121,996	98,609
Contract Development	3,000	92,500
Website expense	1,286,371	772,702

Total Operating Expenses	4,176,781	4,352,503

LOSS FROM OPERATIONS	(2,856,470)	(3,780,508)

OTHER INCOME (EXPENSES)

Cancellation of debt	-	50,000
Interest income	148	7,428
Interest expense	(352,477)	(166,222)

Total Other Income (Expenses)	(352,329)	(108,794)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(3,208,799)	(3,889,302)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	609,242	680,547

NET LOSS	$(2,599,557)	$(3,208,755)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(2,599,557)	$(3,208,755)

Foreign currency translation adjustment	(7,289)	312,238
Unrealized gain (loss) on marketable securities	(15,000)	-

COMPREHENSIVE LOSS	$(2,621,846)	$(2,896,517)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, April 30, 2006	21,442,143	$21,442	$3,335,688	$(7,114,784)	$71,590	$3,927,612

Consolidation of subsidiaries	-	-	-	-	-	(484,952)

Foreign currency translation	-	-	-	-	58,657	-

Net loss for the year ended
April 30, 2007	-	-	-	(3,208,755)	-	-

Balance, April 30, 2007	21,442,143	21,442	3,335,688	-10,323,539	130,247	3,442,660

Consolidation of subsidiaries	-	-	-	-	-	(554,938)

Unrealized loss on marketable securities	-	-	-	-	(15,000)	-

Foreign currency translation	-	-	-	-	(7,289)	-

Net loss for the year ended
April 30, 2008	-	-	-	(2,599,557)	-	-

Balance, April 30, 2008	21,442,143	$21,442	$3,335,688	$(12,923,096)	$107,958	$2,887,722

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,599,557)	$(3,208,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	138,447	153,786
Loss on disposition of assets	53,679	85,353
Subsidiary stock issued for non cash expense	54,305	39,118
Minority interest in subsidiaries losses	(609,243)	(680,547)
Change in operating assets and liabilities:
Accounts receivable	(109,346)	(169,547)
VAT receivable	180,554	(3,904)
Accounts payable and accrued expenses	349,948	110,161
Deferred compensation	-	(50,000)
Prepaid assets	22,326	1,510

Net Cash Used by Operating Activities	(2,518,887)	(3,722,825)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(39,917)	(122,247)

Net Cash Used by Investing Activities	(39,917)	(122,247)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	750,000	1,750,000
Proceeds from issuance of notes payable, related parties	1,850,000	300,000
Payments on notes payable, related parties	-	(300,000)

Net Cash Provided by Financing Activities	2,600,000	1,750,000

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(21,707)	48,446

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,489	(2,046,626)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,257	2,242,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,746	$196,257

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$283,240	$152,672
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
April 30, 2008 and 2007

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

Asset Class	Life	2007
Computer Equipment	3 Years	$110,053
Furniture & Equipment	7 Years	7,805
Computer Software	3 Years	286,916
Less - Accumulated Depreciation & Amortization		(234,264)
Net Property and Equipment		$161,510

Depreciation and amortization expense for the years ended April 30, 2008 and 2007 was $138,447 and $153,786, respectively.

f. Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30,	April 30,
	2008	2007
Net loss (numerator)	$2,599,557	$3,208,755
Weighted average shares outstanding (denominator)	21,442,143	21,442,143
Loss per share amount	$0.12	$0.15

The Company has issued the following securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended April 30, 2008.

Options	1,625,000	shares
Warrants	200,000	shares

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of April 30, 2008 and 2007.

At April 30, 2008, the Company has an approximately $270,000 net operating loss carryforward. The Company’s subsidiary, New Media Lottery Services (International), Ltd., has capitalized $4,952,923 as Code Section 195 start up expenditures. With the January 2006 inception of operating revenues by the Company’s foreign subsidiary, the Company has deemed that operations have begun, as defined by Section 195. These cumulative startup costs will be amortized over sixty months for income tax accounting purposes. The Company and its subsidiaries will not file a consolidated income tax return. Neither the domestic parent nor the foreign subsidiaries expect any income tax expense for the year ended April 30, 2008.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

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

j. Principles of Consolidation

The consolidated financial statements include the accounts of New Media Lottery Services, Inc., and its subsidiaries New Media Lottery Services, Plc, New Media Lottery Services (International) Limited, and New Media Lottery Services (International) Limited (Canada). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Using the guidance of FIN 46(R), the Company has consolidated its fifty percent interest in the Brazilian joint venture. (See Note 15)

k. Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends and $-0- at April 30, 2008.

l. Concentrations of Credit Risk (Cash balances at a single financial institution)

The Company maintains its cash balances in secured financial institutions. Two of these institutions are in the United States and are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2008 the Company had uninsured cash balances of $2,247 in the United States. The remainder of the Company’s cash reserves are held in Ireland with Allied Irish Bank or Canada with Scotia Bank.

m. Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended April 30, 2008 and 2007 were $825,148 and $470,791, respectively.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

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

NOTE 3 - MARKETABLE SECURITIES

Marketable securities at April 30, 2008 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115. Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

April 30,
2008

Fair value of marketable securities at beginning of year	$18,000
Realized gain (loss) on marketable securities	-
Proceeds from the sale of marketable securities	-
Unrealized gain (loss) on marketable securities	(15,000)

Fair value of marketable securities at end of year	$3,000

Unrealized holding gains and losses are reported in other comprehensive income

NOTE 4 -	RELATED PARTY TRANSACTIONS

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

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Miller & Earle, PLLC

The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder of the Company. The Company paid ME $0 and $0 during the years ending April 30, 2007 and 2006. The Company owed ME $202,465 at April 30, 2008 and 2007 (see Note 9).

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 4 -	RELATED PARTY TRANSACTIONS (Continued)

Nathan Miller

As April 30, 2008, New Media Lottery Services, Inc. was indebted to Nathan Miller, a former officer and director of the company and current major shareholder, in the amount of $183,177, plus $60,698 in accrued interest, which is repayable on terms to be determined.

Milton Dresner

During fiscal years 2008 and 2006, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $967,500 and $150,000, respectively. New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.

Joseph Dresner

During fiscal year 2008, Joseph Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $882,500. New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.

NOTE 5 -	LOANS PAYABLE - RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

April 30,
2008
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	525,000
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	260,000
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	392,500
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	622,500
Loan payable to an individual, interest at 5.25%, due on demand, unsecured	200,000
Total Loans Payable	2,183,177
Less: Current Portion	(2,183,177)
Long-Term Loans Payable	$-

NOTE 6 -	NOTES PAYABLE

Notes payable consisted of the following:

April 30,
2008
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due June 1, 2008	1,500,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due June 1, 2008	600,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate
Plus 2.5%, due February 20, 2009	1,900,000
Total Notes Payable	4,000,000
Less: Current Portion	4,000,000
Long-Term Notes Payable	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 7 - EQUITY TRANSACTIONS

There were no equity transactions.

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

Compensation Agreements

The Company has compensation agreements with one key management person in the amount of $192,000 per year. This agreement, dated March 13, 2008 is through New Media Lottery Services, PLC for an initial term of twenty-four months.

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

The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were granted during the fiscal year ended 2008.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 10 -	STOCK OPTIONS AND WARRANTS (Continued)

EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at April 30, 2008:

Outstanding, April 30, 2007	2,875,000

Granted	-
Canceled	1,250,000
Exercised	-

Outstanding, April 30, 2008	1,625,000

Weighted average exercise price of options outstanding at April 30, 2008	$0.34

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/08	Life (years)	Price	at 4/30/08	Price

$ 0.25	200,000	6.90	$0.25	200,000	$0.25

$ 0.35	1,425,000	7.50	$0.35	1,425,000	$0.35

WARRANTS

The following tables summarize the information regarding warrants at April 30, 2008:

Outstanding, April 30, 2007	200,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2008	200,000

Weighted average exercise price of warrants outstanding at April 30, 2007	$0.25

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/08	Life (years)	Price	at 4/30/08	Price

$ 0.25	200,000	7.00	$0.25	200,000	$0.25

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

NOTE 11 - GOING CONCERN CONSIDERATIONS

As reported in the consolidated financial statements, the Company has incurred $12,923,096 losses from inception of the Company through April 30, 2008. The Company’s stockholders’ deficit at April 30, 2008 was $9,458,008.

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

The Company leases approximately 2,964 square feet of office space at Hillsboro Tower, 1800-4th Street, SW, Calgary, Alberta, Canada. This lease terminates December 31, 2008 and has a monthly rent of $7,871 (Canadian).

New Media Lottery Services, PLC, leases an office at 22/23 Upper Pembroke Street, Suite 402, Dublin 2, Ireland, from John R. McGuire at a 1,100 euros monthly rent. This lease ends March 30, 2010

The Company has a contract with Telecity Redbus in the UK to provide on-line website hosting. This agreement requires a 2,790 BPS monthly fee and expires in March 2009.

The Company also rents a car in Ireland which is used for marketing purposes. This commitment runs until February 2011 and has monthly fees of 596 Euros.

The following is a schedule of future minimum rental payments and commitments required under the above agreements as of April 30, 2008:

Year Ending
April 30,	Amount

2009	$154,813
2010	29,923
thereafter	8,340

Rental expense was $121,996 in 2008, and $98,609 in 2007.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

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

NOTE 16 - SUBSEQUENT EVENTS

On June 1, 2008, the Company refinanced their $2.5 million Comerica bank loans. The loans now mature on June 1, 2009 and bear the same terms as the original loans.

On June 6, 2008, New Media Lottery Services, PLC, an Irish corporation ("New Media PLC"), 80.23% of the common shares of which are owned by New Media Lottery Services, Inc. (the "Registrant"), executed a Convertible Loan Agreement with Trafalgar Capital Specialized Investment Fund-FIS under which it will borrow an aggregate of €1,300,000 (the "Loan"). The Loan bears interest at the rate of 8% per year and is evidenced by a Debenture which also provides for the grant of a security interest in all of New Media PLC's property, assets and receivables (the "Debenture"). The Loan matures on May 30, 2010 (twenty four months from the date of disbursement) and is convertible at the option of the lender into ordinary shares of New Media PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc.

As additional consideration for the Loan, New Media PLC issued to the lender warrants to purchase up to 1,500,000 ordinary shares at a price 5 pence per share through May 30, 2010. If the warrants are not exercised, New Media PLC is required to pay the lender £60,000 (British Pounds Sterling).

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008	By: /s/ John T. Carson
Name: John T. Carson
Title: President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ John T. Carson	President and Director	August 13, 2008
John T. Carson

/s/ Sterling Herbst	Director and Secretary	August 13, 2008
Sterling Herbst

/s/ Milton Dresner	Director	August 13, 2008
Milton Dresner