Form 10QSB
period 2008-07-31
New Media Lottery Services Inc
filed 2008-09-15
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 15, 2008 there were 21,442,143 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As at July 31, 2008

July 31,
2008
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$700,912
Accounts receivable, net	370,125
Marketable securities	30
Prepaid assets	44,566

Total Current Assets	1,115,633

PROPERTY AND EQUIPMENT, NET	134,843

OTHER ASSETS, NET	548,982

TOTAL ASSETS	$1,799,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,088,451
Other payable	49,813
Deferred compensation	62,500
Due to related parties	202,465
Notes payable	5,860,311
Loans payable - related parties	1,983,177

Total Current Liabilities	9,246,717

TOTAL LIABILITIES	9,246,717

MINORITY INTEREST	2,764,897

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(13,658,121)
Accumulated other comprehensive income
Foreign currency translation adjustment	88,805
Unrealized gain on marketable securities	30

Total Stockholders' Deficit	(10,212,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,799,458

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	July 31,
	2008	2007

NET REVENUES	$337,102	$218,622

OPERATING EXPENSES

Depreciation and amortization expense	77,773	32,563
General and administrative	305,656	255,522
Management fees	22,025	22,991
Professional fees	167,549	148,896
Programming fees	196,266	190,237
Rent expense	25,812	28,445
Contract Development	3,000	-
Website expense	306,670	201,005

Total Operating Expenses	1,104,751	879,659

LOSS FROM OPERATIONS	(767,649)	(661,037)

OTHER INCOME (EXPENSES)

Interest income	36	32
Interest expense	(139,116)	(81,415)

Total Other Income (Expenses)	(139,080)	(81,383)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(906,729)	(742,420)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	171,704	130,031

NET LOSS	$(735,025)	$(612,389)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(735,025)	$(612,389)

Foreign currency translation adjustment	(16,942)	(2,694)
Unrealized gain (loss) on marketable securities	(2,970)	(2,700)

COMPREHENSIVE LOSS	$(754,937)	$(617,783)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(735,024)	$(612,389)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	77,773	32,562
Minority interest in subsidiaries losses	(187,325)	(130,031)
Change in operating assets and liabilities:
Accounts receivable	(36,348)	61,807
VAT receivable	(42,612)	44,456
Accounts payable and accrued expenses	262,190	(91,312)
Prepaid assets	37,942	7,286

Net Cash Used by Operating Activities	(623,404)	(687,621)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(698)	(20,387)

Net Cash Used by Investing Activities	(698)	(20,387)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Costs	(535,015)	-
Proceeds from issuance of notes payable	2,029,430	750,000
Proceeds from issuance of notes
payable, related parties	100,000	-
Payments on notes payable, related parties	(300,000)	-
Payments on notes payable	(169,119)	-

Net Cash Provided by Financing Activities	1,125,296	750,000

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(16,028)	(3,550)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	485,166	38,442

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	215,746	196,257

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$700,912	$234,699

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$101,924	$72,807
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2008 Annual Report on Form 10-KSB. Operating results for the three-months ended July 31, 2008 are not necessarily indicative of the results to be expected for year ending April 30, 2009.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2008, the Company has incurred operating losses of $12,923,096 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2008. The Company’s stockholders’ deficit at April 30, 2008 was $9,458,008. Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2008 of $767,649. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 -	SUBSEQUENT EVENTS

None

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

The Company.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web based and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the 2006 fiscal year.

We offer an integrated range of products and services to develop, build and host lottery programs for small and mid-sized state-operated lotteries and charity lottery organizations (CLOs). Our lottery infrastructure includes proprietary software platforms that support Internet websites, server based kiosks and mobile phone lottery operations and innovative game concepts. We have partnered with other organizations that provide us access to the mobile phone carriers and banking applications required for our new media gaming options. Our gaming platform and business model can be replicated and implemented on varying scales in discrete geographical areas in the future. Our ability to re-brand our product for other lottery organizations reduces implementation time and the operational and capital costs associated with establishing each client’s Internet/wireless presence.

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

The Company currently generates in excess of 99% of revenues from gross sales of lottery tickets by its client’s lotteries. From said revenues, in accordance with our contracts with its clients, all discounts, refunds, and adjustments are settled inclusive in the commission. The balance is distributed between our client and us in accordance with the provisions of our contracts with our clients, which may vary from client to client, and our net revenues may be deemed to be a ‘commission.’

We also anticipate deriving revenues from the delivery of lottery products and content to a variety of Internet-based kiosks. During the fourth quarter of calendar 2008, we expect to begin recognizing revenues from the systems and games we have developed for use on Inspired Gaming Group’s server based terminals (Internet-based kiosks). We are advised that these server based terminals will be launched in Ireland on behalf of Rehab Ireland during the fall of 2008 and in the UK on behalf of Rehab UK potentially during 2009.

All of our clients are outside the United States. In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. Accordingly, we will be subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions and exchange rate risks; and political instability.

Our business is highly regulated, the competition to secure new contracts is often intense.

Although we are generating material revenues, we have historically supported our operations from cash provided by sales of securities and third party loans extended to NM-PLC as well as from loans provided or guaranteed by our principal stockholders. As of the date hereof, we have borrowed (i) $4 million, from Comerica Bank, the payment of which has been guaranteed by our principal stockholders, which sum is evidenced by three promissory notes that become due at various times over the next year, (ii) approximately $1.8 million from our principal stockholders, which sum is evidenced a series of promissory notes that are payable on demand, as more fully described under the heading “Liquidity and Capital Resources,” below and (iii) a €1.3 million convertible loan from Trafalgar Capital as more fully described under the heading “Financing Activities During the Last Quarter”. As of the date hereof, we do not have the funds to repay the amounts due under the promissory notes and we do not expect to have the cash required to satisfy these obligations on the dates they become due. If we cannot pay these notes as they become due and collection proceedings are initiated against us, we may have to seek protection under federal bankruptcy laws and curtail or discontinue operations, in which case you could lose the entire amount of your investment in the Company.

Summary of First Quarter Operations.

During the three months ended July 31, 2008, we recorded revenues of $337,102 on net losses after minority interest of $735,025 as compared to revenues of $218,622 on losses after minority interest of $612,389 for the first quarter of fiscal 2008. We continue to intensify marketing efforts in connection with our Irish client’s internet bingo operations. As a result of our marketing efforts, net revenues grew by 54% over the three month period ended July 31, 2007. We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses increased by $225,092, or 26%, over the three month period ended July 31, 2007. We continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. While our cash position has increased by $485,166 from April 30, 2008, we expect that (i) revenues generated from our client’s bingo website in Ireland will continue to increase, and (ii) we will begin to recognize revenues from electronic lottery kiosks to be distributed in Ireland throughout 2008, the amalgamation of which we hope will replenish available cash and provide us with the financial resources to grow our business. In addition, we are actively seeking financing and expect that our existing majority shareholders can provide funding or arrange the credit required to cover any shortfalls.

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

Revenue Recognition.

We currently generate the majority of our revenue from gross sales of lottery tickets by our client’s lotteries. For accounting purposes, our net revenue, which is calculated after settlement of all discounts, refunds, and adjustments, in accordance with the provisions of the contracts with our clients and which varies from client to client, is deemed to be a "commission."

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

In November 2006, Inspired began beta testing gaming software we have been developing for its kiosk lottery terminals at field locations in Ireland on behalf of our client Rehab-Ireland. During the second fiscal quarter of 2007, Inspired completed testing of the gaming software. We are apprised by Inspired that it expects to launch the terminals on a commercial basis in the fall of 2008, though we cannot be certain this time line will be met. Management expects that Inspired will potentially commence offering our games on up to 10,000 UK based terminals in 2009 after the full roll-out of the Irish program. We will receive a portion of the net revenues generated by the kiosks.

Our near-term business priorities continue to be concentrated on the marketing and promotion of Rehab-Ireland’s bingo and games sites to both increase the player base and the amount wagered per player and to support our server based terminal project. We also will seek to advance our Venezuelan project by continuing to monitor the status of government regulations to determine when, if ever, the opportunity arises to proceed with the completion of this project. In our estimation, Venezuela represents a vibrant lottery market which has strong potential for new products and new distribution channels for existing lottery products. Venezuela has a high penetration of mobile phones and we expect to be the first to launch mobile lottery products into the market.

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

Results of Operations for the Three Months ended July 31, 2008.

As reported in our financial statements to this Quarterly Report on Form 10-QSB for the three months ended July 31, 2008, the Company reported a $735,025 net loss after minority interest on $337,102 in net revenues as compared to net revenues of $218,622 on losses after minority interest of $612,389 for the first three months of fiscal 2008. The increase in revenues is attributable to increased sales of bingo products by our Irish client. The Company used $623,404 in cash for operating activities, leaving $700,912 in cash at July 31, 2008.

At July 31, 2008, the Company’s cash and accounts receivable equaled $1,071,037 in available resources to fund $1,088,451 in accounts payable and accrued expenses. While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in fiscal year 2009 to fund the cash shortfall. The Company will need to refinance its $1,900,000 (principal amount) third party debt in fiscal year 2009. As of July 31, 2008, current liabilities exceeded current assets by $8,131,084.

Net revenues increased by $118,480 to $337,102, or about 54% over the first three months of the last fiscal year. Revenues have now become a material item in the financial statements and will contribute to funding the Company’s operating expense deficit.

Operating expenses increased by $225,092 to $1,104,751, representing a 26% increase from the first three months of the last fiscal year. The Company reported increases in general and administrative expenses. Website expenses also increased which directly resulted in an increase in revenue from bingo operations.

Liquidity and Capital Resources.

Implementing and developing new media based lotteries is capital intensive. We require funds both to develop the infrastructure of new opportunities and to implement the marketing programs required to build the player bases from which we generate revenues. To date, we have funded our operations through loans made or guaranteed by affiliates, from the sale of equity in and a third-party loan made to NM-PLC and, during the last fiscal year, from revenues generated from operations.

At July 31, 2008, our available cash, receivables and liquid assets totaled approximately $1,115,633. We had outstanding loans of approximately $5.9 million to unrelated parties and outstanding loans of $1,983,177 (not including accrued interest) to related parties.

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

We had anticipated that we would be generating revenues from three additional sources beyond Rehab-Ireland during fiscal 2008, including from server based terminals being placed by Inspired and from lotteries to have been located in Brazil and Venezuela, for which we have signed contracts. We have expended material sums in furtherance of these projects but the ventures have been delayed or abandoned, as described below, and we have not realized any return on our investments in these businesses to date.

Inspired delayed a full-scale launch of its Internet based terminals until new legislation in the UK came into effect and now advises us that it expects to launch its server based terminals in 2009, after new gaming regulations take effect that permit the offering of lottery products on server based vending devices. We can not be certain this will come to fruition within the anticipated time frame. The failure to recognize material revenue from our contract with Inspired during fiscal 2009 will impair our liquidity and capital resource position.

As to our client in Brazil, we have encountered political obstacles that have prevented us from taking further action. As a result we have elected to dissolve our joint venture in Brazil and reclassified the related investment and promissory notes receivable as an expense during the fiscal year-ended April 30, 2008. Management believes that the Brazilian market has great potential and has chosen to seek alternative business relationships in Brazil beyond Cybercyte. We hope to utilize the infrastructure and games we developed for Cybercyte lottery in any lottery in which we may become involved in Brazil in the future, if ever.

We had planned to launch the Venezuela lottery by May 2007; however, increased government oversight of the industry and revisions to the fee schedule to operate lotteries and other regulatory actions caused us to delay the project launch until these issues have been resolved. In addition, recent unfavorable political activity aimed at the United States has further jeopardized the project. Accordingly, we will seek to launch our project if and when the political climate more favorable and when the market has absorbed the new rules and we possess the cash to implement the marketing aspects required for the project to succeed.

We believe that had the Brazilian and Venezuelan projects become operational within the time frame we had anticipated, that we would be generating material revenue from them to support our business. The failure to realize a return on our investments has negatively impacted our liquidity and financial condition.

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

We do not expect that our principal existing sources of liquidity will be adequate to support our existing operations or to fully develop the existing projects we have undertaken. We will require significant additional cash both to continue marketing our existing client’s lottery and to develop and implement lotteries for new clients. Without sufficient funding, we are hesitant to accept new clients. As of the date hereof, we have not identified any sources to satisfy our capital requirements. Management hopes that once we have proven our business model, we will be able to secure project financing for each new lottery client. We will seek to obtain such financing from local sources within the country where our clients are located. Alternatively, we will seek to access the capital markets in Europe and the United States, though we can not be certain that the capital we require will be available to us from any source or that if it is available that it will be on favorable terms. We will be selective as to contracts we enter into in the hopes that the returns we can generate from new contracts will be appealing to any new investors. Our ability to secure new sources of capital may be impaired by our significant debt. The availability and cost of capital in the future may inhibit our ability to grow our Company.

If we are unable to obtain financing to sustain our current operations or develop new opportunities, we anticipate that we will scale back our existing operations and postpone developing new opportunities.

We anticipate that the cost required to implement lotteries for new clients will decrease in the next several periods. As we are learn to more efficiently migrate the fundamental elements of the lottery infrastructure from one lottery to another, the time and cost to set-up and organize will decrease. We also expect that additional experience gained from our current operations will reduce the cost of acquiring customers and allow us to maximize gross revenues generated per customer. Moreover, once the shakeout period ends, in which we learn what marketing techniques are effective and games players find appealing, we will be able to use our resources more efficiently and effectively. Theoretically, if our business model is accepted, we can concentrate on marketing to new media device users who we believe we can reach inexpensively because (i) we will require a relatively small organizational infrastructure, even when fully operational, (ii) we will have a significant existing library of games to offer and (iii) the manner in which our games are delivered and played (cell phones, PDA’s, Internet kiosks and other wireless devices) is inherently inexpensive and the costs are decreasing each year.

Financing Activities During the Last Quarter.

In June 2008, NM PLC borrowed the sum of €1,300,000 from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan"). NM PLC received net proceeds from the loan of €1,116,889.90 after deducting all fees and expenses associated with the transaction and after the payment of two months of interest on the Loan (€17,333.33) and a finder's fee of €65,000. The Loan bears interest at the rate of 8% per year and is evidenced by a debenture which also provides for the grant of a security interest in all of NM-PLC's property, assets and receivables. The Loan matures on May 30, 2010 (twenty four months from the date of disbursement) and is convertible at the option of the lender into ordinary shares of NM- PLC, provided that such shares are eligible to trade on the AIM market. We are using the proceeds of the Loan for working capital. After the issuance of the securities in connection with the Loan, NM-US owns 80.23% of the outstanding shares of NM-PLC.

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

Item 3. Controls and Procedures.

Item 3A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2008 (the “Evaluation Date”). Such evaluation was conducted by the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2008, we were not party to any litigation or other legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended July 31, 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 15, 2008	By:	/s/ John T. Carson
John T. Carson,
President,
Principal Executive Officer and Principal Financial Officer