Form 10-Q
period 2008-10-31
New Media Lottery Services Inc
filed 2008-12-22
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

(540) 437-1688
(Issuer's telephone number)

_________________________________________________
 (Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 22, 2008 there were 21,442,143 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As at October 31, 2008

October 31,
2008
(unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$94,185
Accounts receivable, net	256,351
Prepaid assets	24,930

Total Current Assets	375,466

PROPERTY AND EQUIPMENT, NET	136,052

OTHER ASSETS, NET	421,115

TOTAL ASSETS	$932,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,181,755
Other payable	47,118
Deferred compensation	62,500
Due to related parties	202,465
Notes payable	4,829,205
Loans payable - related parties	2,183,177

Total Current Liabilities	8,506,220

NOTES PAYABLE - LONG-TERM PORTION	483,703

TOTAL LIABILITIES	8,989,923

MINORITY INTEREST	2,586,701

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares authorized, 21,442,143 shares issued and outstanding	21,442
Additional paid-in capital	3,335,688
Accumulated deficit	(14,399,941)
Accumulated other comprehensive income
Foreign currency translation adjustment	398,820

Total Stockholders' Deficit	(10,643,991)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$932,633

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

NET REVENUES	$254,884	$311,487	$591,986	$530,109

OPERATING EXPENSES

Depreciation and amortization expense	94,613	32,866	172,386	65,429
General and administrative	378,059	270,561	683,715	526,083
Management fees	19,456	21,896	41,481	44,887
Professional fees	183,131	229,591	350,680	378,487
Programming fees	143,522	186,322	339,788	376,559
Rent expense	24,260	31,278	50,072	59,723
Contract development	-	-	3,000	-
Website expense	175,537	287,384	482,207	488,389

Total Operating Expenses	1,018,578	1,059,898	2,123,329	1,939,557

LOSS FROM OPERATIONS	(763,694)	(748,411)	(1,531,343)	(1,409,448)

OTHER INCOME (EXPENSES)

Interest income	37	44	73	76
Interest expense	(156,359)	(97,944)	(295,475)	(179,359)

Total Other Income (Expenses)	(156,322)	(97,900)	(295,402)	(179,283)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(920,016)	(846,311)	(1,826,745)	(1,588,731)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	178,196	153,179	349,900	283,210

NET LOSS	$(741,820)	$(693,132)	$(1,476,845)	$(1,305,521)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.07)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,442,143	21,442,143	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(741,820)	$(693,132)	$(1,476,845)	$(1,305,521)

Foreign currency translation adjustment	310,804	16,365	293,862	13,671
Unrealized gain (loss) on marketable securities	(30)	(6,300)	(3,000)	(9,000)

COMPREHENSIVE LOSS	$(431,046)	$(683,067)	$(1,185,983)	$(1,300,850)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,476,845)	$(1,305,521)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	172,386	65,428
Minority interest in subsidiaries losses	(365,521)	(283,210)
Change in operating assets and liabilities:
Accounts receivable	77,426	(27,509)
VAT receivable	(45,307)	122,150
Accounts payable and accrued expenses	355,495	40,378
Prepaid assets	57,578	4,901

Net Cash Used by Operating Activities	(1,224,788)	(1,383,383)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(39,460)	(25,498)

Net Cash Used by Investing Activities	(39,460)	(25,498)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Costs	(471,011)	-
Proceeds from issuance of notes payable	1,658,410	750,000
Proceeds from issuance of notes payable, related parties	300,000	635,000
Payments on notes payable, related parties	(300,000)	-
Payments on notes payable	(345,502)	-

Net Cash Provided by Financing Activities	841,897	1,385,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	300,790	6,640

NET INCREASE IN CASH AND CASH EQUIVALENTS	(121,561)	(17,241)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,746	196,257

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,185	$179,016

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$221,692	$156,363
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2008 Annual Report on Form 10-KSB.  Operating results for the three-months ended October 31, 2008 are not necessarily indicative of the results to be expected for year ending April 30, 2009.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2008, the Company has incurred operating losses of $12,923,096 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2008.  The Company’s stockholders’ deficit at April 30, 2008 was $9,458,008.  Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2008 of $1,531,343.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

All finance costs related to the Trafalgar loan have been capitalized and will be amortized over the life of the loan.

NOTE 4 -	SUBSEQUENT EVENTS

In November 2008, we received gross proceeds of €1.15 million from a loan made to NM-PLC from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan").  The Loan bears interest at the rate of 8% per year, payable in monthly installments of principal, accrued interest and redemption premium and is evidenced by a Debenture which also provides for the grant of a security interest in all of New Media PLC's property, assets and receivables (the "Debenture").  The Loan matures on April 30, 2010 and is convertible at the option of the lender into ordinary shares of New Media PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Management’s Discussion section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially from the anticipated results discussed herein.  Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our clients’ electronic lottery and bingo operations and our ability to obtain capital as necessary to expand existing operations and implement new projects.  We cannot assure you that we will achieve profitability, that our clients’ operations will generate the revenues we expect or that we will have the capital to complete any or all of our existing or future projects.

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web, kiosk and wireless device based lottery programs operated by governments and charitable organizations outside of the United States.  We commenced providing services to clients in August 2003 and began generating revenues from the long-term agreements with our clients during the 2006 fiscal year.  We also develop and provide lottery products and content to a variety of Internet-based kiosks for third parties.

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

We have assembled a team that combines a strong lottery operations background, extensive game development experience and the technological expertise required to create and operate these lottery systems.

The Company currently generates nearly all of its revenue from gross sales of lottery tickets by its client’s lotteries.  Our lottery service contracts, under which we agree to perform all lottery related functions, are typically five years or more in duration for the base contract term with five-year extension options resulting in potential total contract lives in excess of ten years.   Revenues under our contracts are deemed to be a "commission" and vary from client to client.

In November 2007, our UK partner, Inspired Gaming Group, which we call Inspired, introduced a limited number of its server based terminals (Internet-based kiosks) that utilize our software in Ireland, from which we realized minimal revenues.  We are advised that Inspired is rolling out additional terminals in Ireland during the fall and winter of 2008 and 2009, and we expect to begin generating material revenue from our partnership with Inspired commencing in these quarters.  Inspired delayed a full-scale launch of its Internet based terminals in the UK until new gaming regulations take effect that permit the offering of lottery products on server based vending devices and now advises us that it expects to launch its server based terminals in 2009.  Our software could be utilized on upwards of 10,000 server based devices in the UK when the roll out is complete.

All of our clients are outside the United States.  In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States.  Accordingly, we will be subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions and exchange rate risks; and political instability.  In fact, during the last quarter, the amount of our revenue was materially affected by the decline in the value of the Euro, the currency in which we recognize revenues, as compared to the US Dollar.

Our business is highly regulated and the competition to secure new contracts is often intense.

Recent Accounting Developments.

None

Critical Accounting Policies.

None

Foreign Currency Translation.

The Company’s foreign currency translation policy is that for all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. Dollars using period-end, historical exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' deficit. Currently, we generate all of our revenues in euros.

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

We had expected to be realizing significantly more revenue than we currently are generating both from our partnership with Inspired and from projects that we have written off because of political complications in the countries in which they were located.  Specifically, we had expected Inspired to be further along in the launch of its server based terminals and that we would have been generating revenue from contracts to operate lotteries in Brazil and Venezuela, both of which we have abandoned.  Revenues from these operations would have afforded additional cash to promote our Irish and UK lotteries and possibly have been sufficient to allow us to pursue contracts in other geographic areas.

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

During November 2007, Inspired launched a limited number of server based terminals on a commercial basis in Ireland and expects to roll out significantly more machines over the next six months.  We are advised it will begin placing its server based terminals in commercial venues in the UK in 2009 and that our games could be loaded on to up to 10,000 such server based terminals upon the completion of the program.  We receive a portion of the net revenue generated by these devices.

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

Results of Operations for the Three Months ended October 31, 2008 Compared to the Three Months Ended October 31, 2007.

As reported in our financial statements to this Quarterly Report on Form 10-Q for the three months ended October 31, 2008, the Company reported a $741,820 net loss after minority interest on $254,884 in net revenues as compared to net revenues of $311,487 on losses after minority interest of $693,132 for the second quarter of fiscal 2008.  The Company used $601,384 in cash for operating activities, leaving $94,185  in cash at October 31, 2008.

At October 31, 2008, the Company’s cash and accounts receivable equaled $350,536 in available resources to fund $1,228,873 in accounts payable and accrued expenses.  While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2009 to fund the cash shortfall.  The Company will need to refinance its $1,900,000 (principal amount) third party debt in fiscal year 2009.  As of October 31, 2008, current liabilities exceeded current assets by $8,130,754.

Net revenues decreased by $56,603 to $254,884 or about 18% over the second quarter of the 2008 fiscal period. During the last quarter, the number of transactions recorded and the amount wagered on our Irish client's lottery site remained steady with the previous quarter. However, given that we recognize our revenues in Euros, the amount of revenue we recorded last quarter was impacted materially by the steep decline in the value of the Euro against the US Dollar. Revenues have now become a material item in the financial statements and will contribute to funding the Company’s operating expense deficit.

Operating expenses decreased by $41,320 to $1,018,578, representing a 4% decrease from the second quarter of the last fiscal period.  The Company reported increases in general and administrative expenses, but decreased its website expenses.  The decrease in website expenses can be attributed to the decline of the euro compared to the US Dollar.

Liquidity and Capital Resources.

Implementing and developing new media based lotteries is capital intensive.  We require funds both to develop the infrastructure of new opportunities and to implement the marketing programs required to build the player bases from which we generate revenues.  Although we are generating revenues that we reinvest into our operations, these revenues are not adequate to support our current level of operations or grow our business.  We have historically supported our operations from cash provided from the sale of securities by NM-PLC and from third party loans extended to NM-PLC as well as from loans provided or guaranteed by our principal stockholders.  As of October 31, 2008, we had borrowed an aggregate of $5.8 million and €1.3 million.

At October 31, 2008, our available cash, receivables and liquid assets totaled $350,536.  We had outstanding loans of $5,312,908 to unrelated parties and outstanding loans of $2,183,177 (not including accrued interest) to related parties.

In November 2008 (after the close of the period covered by this report), we received gross proceeds of €987,917 from a loan made to NM-PLC from an entity that had previously loaned €1.3 million.  A discussion of the terms of this loan is included in Part II, Item 5, Other Information.

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

We had anticipated that we would be generating revenues from the three additional sources beyond Rehab-Ireland during fiscal 2008, as described above, including from Inspired's server based terminals and from lotteries to have been located in Brazil and Venezuela.  We expended material sums in furtherance of these projects but the ventures have been delayed or abandoned.  The failure to recognize a material return on our investments has negatively impacted our liquidity and financial condition.

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

In addition, under the loan we received from Trafalgar in June 2008, we are required to make payments ranging from €62,000 to €72,000 per month through May 2010.  Further, under the loan agreements entered into with Trafalgar on October 31, 2008, we are required to make payments ranging from €72,000 to €79,000 per month through April 2010.  These loans are secured by an interest in all of our assets and any default under the loan could result in the loss of the assets comprising our business.

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

Financing Activities During the Last Quarter.

On October 31, 2008, NM PLC executed documentation in connection with a loan in the amount of €1,150,000 from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan"), which previously had loaned the Company  €1.3 million in June 2008.  NM PLC received the proceeds from the loan in November 2008 and said sum was not recorded in our financial statements for the period ended October 31, 2008.  A discussion of the terms of the loan is included under Part II Item 5, Other Information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2008 (the “Evaluation Date”). Such evaluation was conducted by the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 31, 2008, we were not party to any litigation or other legal proceeding.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 31, 2008, the Company did not issue any securities.

(b) N/A

(c)  N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In November 2008 (after the close of the period covered by this report), we received gross proceeds of €1.15 million from a loan made to NM-PLC from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan").  The Loan bears interest at the rate of 8% per year, payable in equal monthly installments of principal and accrued interest, and is evidenced by a Debenture which also provides for the grant of a security interest in all of New Media PLC's property, assets and receivables (the "Debenture").

The Loan matures on April 30, 2010 and is convertible at the option of the lender into ordinary shares of New Media PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc. The Loan is convertible at a conversion price equal to the lower of (i) the 120% of the VWAP (as defined below) on October 30, 2008 or if no VWAP is available on such date, the closing bid price on such date and (ii) 85% of the lowest daily closing VWAP for the five consecutive trading days prior to the date on which lender gives notice of its intention to convert. For purposes of the Loan Agreement, the term "VWAP" means the volume weighted average price (as reported by Bloomberg) of the ordinary shares on AIM for that trading day.

The Company is required to redeem the Loan in monthly installments together with accrued interest commencing in November 2008.  Each such mandatory repayment is subject to a redemption premium of 12.5%. In the event that any such mandatory repayment is not made in full within 5 days of its due date, the lender shall have the option to receive ordinary shares in lieu of the cash payment at a conversion price equal to 120% of the VWAP on October 30, 2008 or if no VWAP is available on such date, the closing bid price on such date.

The Company may redeem any and all outstanding amounts of the Loan at a premium of 12.5% at any time on three days advance notice.

The lender is entitled to convert outstanding amounts due under the Loan at its discretion provided that New Media PLC ordinary shares are trading at a price equal to 120% of the VWAP on May 29, 2008. The lender is not permitted to convert the Loan into or receive ordinary shares if it would own in excess of 2.99% of the total number of ordinary shares outstanding, unless New Media PLC is in default under the loan documents.

As additional consideration for the Loan, New Media PLC issued to the lender warrants to purchase up to 3,000,000 ordinary shares at a price 5 pence per share through April 2010. If the warrants are not exercised, New Media PLC is required to pay the lender £120,000 (British Pounds Sterling).

New Media PLC received net proceeds from the loan of €987,917 after deducting all fees and expenses associated with the transaction and after the payment of two months of interest on the Loan (€15,333), a commitment fee of €69,000 and a finder's fee of €57,500.

Under the Debenture, the lender as the secured party may enforce its rights against New Media PLC and upon the secured property upon and at any time after the occurrence of any of the following events: if New Media PLC has failed to pay all or any of the Loan following a demand for payment by the lender; any step is taken New Media PLC or by any other person to appoint an administrator in respect of New Media PLC; any step is taken by New Media PLC or by any other person to wind up or dissolve New Media PLC or to appoint a liquidator, trustee, receiver, administrative receiver or similar officer of New Media PLC or any part of its undertaking or assets; the making of a request by New Media PLC for the appointment of a receiver or administrator; if New Media PLC breaches any of the provisions of the Debenture.

In connection with the Loan, certain existing lenders to the Company and a subsidiary of New Medial PLC, including Milton Dresner and Joseph Dresner, who are affiliates of the Registrant, agreed to subordinate their loans and Milton Dresner agreed to guarantee all amounts due to Comerica Bank under various promissory notes in the aggregate principal amount of $4 million.

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 22, 2008	By:	/s/ John T. Carson
John T. Carson,
President,
Principal Executive Officer and Principal Financial Officer