Form 10-Q
period 2009-01-31
New Media Lottery Services Inc
filed 2009-04-03
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

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

(540) 437-1688
(Issuer's telephone number)

____________________________________________
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

At April 3, 2009 there were 21,442,143 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

ASSETS

	January 31,	April 30,
	2009	2008
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$320,926	$215,746
Accounts receivable, net	102,874	333,777
Marketable securities	-	3,000
Prepaid assets	20,041	82,508

Total Current Assets	443,841	635,031

PROPERTY AND EQUIPMENT, NET	111,848	161,510

OTHER ASSETS, NET	518,239	-

TOTAL ASSETS	$1,073,928	$796,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$980,975	$826,260
Other payable	54,252	92,425
Deferred compensation	62,500	62,500
Due to related parties	202,465	202,465
Notes payable	5,766,821	4,000,000
Loans payable - related parties	1,983,177	2,183,177

Total Current Liabilities	9,050,190	7,366,827

NOTES PAYABLE - LONG-TERM PORTION	874,699	-

TOTAL LIABILITIES	9,924,889	7,366,827

MINORITY INTEREST	2,449,592	2,887,722

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 50,000,000 shares
authorized, 21,442,143 shares issued and outstanding	21,442	21,442
Additional paid-in capital	3,335,688	3,335,688
Accumulated deficit	(14,966,273)	(12,923,096)
Accumulated other comprehensive income
Foreign currency translation adjustment	308,590	104,958
Unrealized gain on marketable securities	-	3,000

Total Stockholders' Deficit	(11,300,553)	(9,458,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,073,928	$796,541

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

NET REVENUES	$233,394	$361,922	$825,380	$892,031

OPERATING EXPENSES

Depreciation and amortization expense	132,291	38,321	304,677	103,750
General and administrative	166,952	261,400	850,667	787,483
Management fees	18,898	22,165	60,379	67,052
Professional fees	106,462	108,257	457,142	486,744
Programming fees	140,967	182,844	480,755	559,403
Rent expense	23,319	32,787	73,391	92,510
Contract development	-	3,000	3,000	3,000
Website expense	197,979	395,337	680,186	883,726

Total Operating Expenses	786,868	1,044,111	2,910,197	2,983,668

LOSS FROM OPERATIONS	(553,474)	(682,189)	(2,084,817)	(2,091,637)

OTHER INCOME (EXPENSES)

Loss on sale of property and equipment	400	-	400	-
Interest income	1,512	38	1,585	114
Interest expense	(151,879)	(100,735)	(447,354)	(280,094)

Total Other Income (Expenses)	(149,967)	(100,697)	(445,369)	(279,980)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(703,441)	(782,886)	(2,530,186)	(2,371,617)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	137,109	142,379	487,009	425,589

NET LOSS	$(566,332)	$(640,507)	$(2,043,177)	$(1,946,028)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.10)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	21,442,143	21,442,143	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(566,332)	$(640,507)	$(2,043,177)	$(1,946,028)

Foreign currency translation adjustment	(90,230)	24,889	203,632	38,560
Unrealized gain (loss) on marketable securities	-	(5,400)	(3,000)	(14,400)

COMPREHENSIVE LOSS	$(656,562)	$(621,018)	$(1,842,545)	$(1,921,868)

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	January 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,043,177)	$(1,946,028)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization expense	304,677	103,750
Minority interest in subsidiaries losses	(487,009)	(425,590)
Change in operating assets and liabilities:
Accounts receivable	230,903	(72,969)
VAT receivable	(38,173)	132,538
Accounts payable and accrued expenses	154,715	168,297
Prepaid assets	62,467	12,974

Net Cash Used by Operating Activities	(1,815,597)	(2,027,028)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(39,460)	(38,887)

Net Cash Used by Investing Activities	(39,460)	(38,887)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan costs	(668,430)	-
Proceeds from issuance of notes payable	3,139,920	750,000
Proceeds from issuance of notes
payable, related parties	300,000	1,215,000
Payments on notes payable, related parties	(500,000)	-
Payments on notes payable	(498,400)	-

Net Cash Provided by Financing Activities	1,773,090	1,965,000

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	187,147	26,572

NET INCREASE IN CASH
AND CASH EQUIVALENTS	105,180	(74,344)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	215,746	196,257

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$320,926	$121,913

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$318,685	$228,417
Cash paid for income taxes	$-	$-

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2008 Annual Report on Form 10-KSB.  Operating results for the nine-months ended January 31, 2009 are not necessarily indicative of the results to be expected for year ending April 30, 2009.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2008, the Company has incurred operating losses of $12,923,096 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2008.  The Company’s stockholders’ deficit at April 30, 2008 was $9,458,008.  Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2009 of $2,084,817, has a working capital deficit of $8,606,349, negative cash flows from operations, and no known borrowing capacity.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

Management is continually striving to overcome our operating losses by expanding the player base of its various projects and thereby increasing its operating income.   While revenues from Irish lottery client have remained steady over the last few quarters, our depleted cash position has forced us to reduce our marketing efforts for this client.  We are not certain how worldwide economic conditions will impact lottery operations and the revenues we derive from this client.  We have limited capital resources and our operations to date have been funded primarily with the proceeds from the sale of equity in NM-PLC and debt financings.  We have no lines of credit available to us and our principal stockholders, who had been supplying capital since our inception to fund our operations, are no longer making credit available to us, either directly or by guaranteeing loans from third parties.  We have not identified any other sources of capital and, in light of our financial condition, it is unlikely that we will.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The ability of the Company to continue as a going concern is dependent upon its ability to attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In November 2008, we received gross proceeds of €1.15 million from a loan made to NM-PLC from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan").  The Loan bears interest at the rate of 8% per year, payable in monthly installments of principal, accrued interest and redemption premium, and is evidenced by a Debenture which also provides for the grant of a security interest in all of New Media PLC's property, assets and receivables (the "Debenture").  The Loan matures on April 30, 2010 and is convertible at the option of the lender into ordinary shares of New Media PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc.

As additional consideration for the Loan, New Media PLC issued to the lender warrants to purchase up to 3,000,000 ordinary shares at a price 5 pence per share through April 30, 2010.  If the warrants are not exercised, New Media PLC is required to pay the lender £120,000 (British Pounds Sterling).

All finance costs related to the Trafalgar loans have been capitalized and will be amortized over the life of the loan.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of January 1, 2009, NM-PLC was in default under two convertible loan agreements in the aggregate current principal amount of €2,061,111 payable to Trafalgar Capital Specialized Investment Fund-FIS

NOTE 4 -	SUBSEQUENT EVENTS

Comerica Bank extended the due date on a promissory note in the principal amount of $1.9 million from February 29, 2009 to February 20, 2010.  In consideration of the extension, Comerica modified the manner in which interest is calculated under the note.  As originally drafted, the note accrued interest on the basis of an intricate formula based on the floating Eurodollar rate.  As amended, interest is calculated on the note based upon the daily adjusted LIBOR rate, as reported by Bloomberg.  We believe that the net affect of the modification to the interest rate provision of this note is an indeterminable increase in the annual interest rate we pay on the principal balance outstanding.

In order to cure the default under the loan agreements, on March 24, 2009, NM-US and NM-PLC entered into a Restructuring Agreement in favor of Trafalgar under which payments during the period beginning on December 30, 2008 through June 30, 2009 would be deferred and recommence as of July 31, 2009 in the amounts provided for in the agreement.  In consideration of the indulgence granted by Trafalgar, the Company agreed (i) to pay Trafalgar a restructuring fee of €150,000, half of which was to be added to the principal amounts outstanding of each loan made under the loan agreements, (ii) the maturity date of the November 2008 Loan was extended from April 30, 2010 to October 31, 2010 and (iii) NM-US agreed to enter into each of a Pledge Agreement and Corporate Guaranty in favor of Trafalgar.  In addition, each of Milton Dresner and Joseph Dresner agreed to transfer 9,005,700 shares of NM-US common stock registered in their names to Trafalgar so that after the transfer, Trafalgar would own approximately 42% of the outstanding shares of NM-US

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports web, kiosk and wireless device based lottery programs operated by governments and charitable organizations outside of the United States.  We commenced providing services to clients in August 2003 and began generating revenues from long-term agreements with our clients during the 2006 fiscal year.  We also develop and provide lottery products and content to Internet-based kiosks for third parties.

Our business is highly regulated and the competition to secure new contracts is intense.  All of our clients are outside the United States.  In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States.  Accordingly, we are subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate or propose to operate; exchange controls or other currency restrictions and exchange rate risks; and political instability.

During the quarter ended January 31, 2009 and in the subsequent period through the date of this report, the Company had been in default under the terms of two convertible loan agreements in the original aggregate principal amount of €2.45 million (with an outstanding principal balance of €2,061,111, as of December 31, 2009).  On March 24, 2009, the Company entered into a series of restructuring agreements with the lender, as more fully described below.  Upon execution of the restructuring agreements, the lender withdrew the default notices to NM-PLC.  The defaults under these instruments are indicative of our declining financial condition.

Current Financial Condition.

Our current financial condition has deteriorated significantly over the last quarter.  Projects that we had been developing over the last several years and which factored significantly into our revenue forecasts for fiscal 2009 and beyond have not come to fruition.  In some cases, we have abandoned these projects entirely and recognized the loss of our entire investment (lottery projects in Brazil and Venezuela).  In other cases, the projects have not progressed as quickly as we had been lead to believe or we had expected they would (the wide-scale release of server based gaming terminals in Ireland and England under our contract with Inspired Gaming Network).  We attribute the failure of the projects to progress as we had expected to governmental regulatory actions that have directly impacted our industry and frustrated the development of the projects entirely or that have delayed significantly the advancement of the programs with which we are involved.  The downturn in the world economy over the last twelve months also has brought to an unsuccessful conclusion our efforts to win a contract to operate a national online lottery for a European country that elected to defer spending on new ventures until financial conditions improved.  We had been developing this prospect for nearly one year and believed this business would have represented a significant near-term source of revenues, given that we believe that we could have implemented the program rapidly and realized revenues upon implementation of the system given that we would have enjoyed the support of the government.  Our inability to generate revenue from the projects to which we had allocated resources, some of which had been under development for up to three years, has materially and negatively impacted our results of operations and prevented us from achieving our financial expectations.

We believe that if our projects had reached operational maturity, we would be generating revenue sufficient to support our administrative overhead, service our debt and to grow our business.  Specifically, by the date hereof, we had expected Inspired to have placed its server based gaming terminals in significantly more locations than its current circulation and that we would have been operating profitable lotteries in Brazil and Venezuela.  Revenues from these operations would have provided cash to promote our Irish and UK lotteries and possibly would have been sufficient to allow us to pursue new business.

In anticipation of the projects referenced above coming into profitable operation, we sought a listing for NM-PLC on the AIM Market, from which the company's shares were suspended from trading on March 13, 2009.  The listing was achieved at great initial and ongoing expense, consisting primarily of investment banking fees, professional fees and salaries of independent directors (whose position on the board was required under AIM regulations), that aggregated exceeded $2.6 million.  We believe that we never derived the benefits we were lead to believe would accrue from the AIM listing, including exposure to a market and investment community that understood and would be receptive to our business model.

We also have incurred significant debt, the last two tranches of which were on less than favorable terms to our Company and at considerable cost to the Company.  Direct fees and expenses payable in connection with the two loans, consisting principally of facility commitment fees, structuring fees, due diligence fees and professional fees payable to the lender and finder's fees in each instance payable to a third party, which aggregated approximately €367,565.  Over the last fiscal quarter, the monthly costs and expenses associated with these loans and in connection with our operations have exceeded our revenue and financial resources and we have been applying a portion of the funds borrowed to pay ongoing principal and interest expenses, as well as to pay "redemption premiums" payable with each principal payment.  Our resort to these credit facilities is representative of our financial predicament.  We have no leads for additional capital and our principal stockholders, who had been supplying capital as necessary since our inception to fund our operations, are no longer making credit available to us, either directly or by guaranteeing new loans from third parties.

Our auditors have issued a going concern opinion in their previous audits of our financial statements and continue to express such an opinion herewith.  The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB, for the year ended April 30, 2008, the Company has incurred operating losses of $12,923,096 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2008.  The Company’s stockholders’ deficit at April 30, 2008 was $9,458,008.  Additionally, the Company has sustained further operating losses for the nine months ended January 31, 2009 of $2,084,817, at which date we had a working capital deficit of $8,606,349, negative cash flows from operations, and no known borrowing capacity.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to eventually attain profitable operations.  Unless we are generating significantly more revenue from our operations or identify a source of cash, we expect that over the next twelve months our obligations will significantly exceed our revenue.  However, we may expend all of our cash and/or be in default under our outstanding credit instruments more quickly than that, in which case we may have to discontinue operations within the year.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current Operations

Our current operations comprise operating an online lottery system for our Irish client and developing games for use on server based terminals (Internet-based kiosks) being distributed by Inspired.  During the last quarter, the Company continued to increase the capabilities of its Irish gaming sites by consolidating the separate bingo and gaming websites.  This affords us the ability to "white-label" this site so that marketing partners can offer gaming products under our client's banner.  Otherwise, in light of our current financial condition, we are seeking to service our clients at existing expenditure levels.  Current economic conditions have impacted the market for our services and prompted several prospective clients to defer entering into new ventures.  Moreover, our lack of cash has caused us to suspend pursuing new business opportunities.

While revenues from our Irish lottery client have remained steady over the last few quarters, our depleted cash position has forced us to reduce our marketing efforts for this client.  We are not certain how worldwide economic conditions will impact lottery operations and the revenues we derive from this client.

We continue to develop games for Inspired's server based gaming terminals and are advised by Inspired that it continues to install these devices at pubs and other social establishments in Ireland.  Inspired has informed us that it has retained independent distributors throughout Ireland to expedite the deployment of these machines.  We anticipate that these distributors will be compensated for their efforts by participating in a share of the revenues generated from the machines they place, thereby reducing the potential revenue stream to us (our revenues from these devices are calculated as a percentage of the net revenues generated from each device on a monthly basis).  Deployment of these devices has not occurred as rapidly as we would have hoped or as we were lead to believe and we are not certain as to when a significant number of these devices will have been deployed or that meaningful revenue would be generated from these devices, given that we can not be certain they will be well-received by the public.

Restructuring of Trafalgar Debt

During June and October 2008, NM-PLC borrowed an aggregate of €2.45 million principal amount from Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar) in two tranches.  Each loan is governed by the terms of a Convertible Loan Agreement that bears interest at the rate of 8% per annum.  Amounts of principal and interest under the loan agreements are payable monthly as provided in the applicable document, each of which payments is subject to a redemption premium of 12.5%.  The loan made in June 2008 matures in May 2010 and the loan made in October 2008 matures in April 2010.  NM-PLC granted a security interest to Trafalgar in all of its assets pursuant to the terms of the debenture described below.  As of December 31, 2008,, the principal outstanding balance on these loans was €2,061,111.

Pursuant to the terms of a debenture executed concurrently with the loan agreements, NM-PLC granted a security interest in all of its property, assets and receivables to Trafalgar.  Under the debenture, Trafalgar has the right, among other things, to seize all of NM-PLC's assets upon a default, to operate its business and sell all or any part of its assets, to collect is debts and prosecute any rights it may have under any agreement.

NM-PLC failed to make the payments of principal under the June and October 2008 loan agreements due on December 31, 2008 and was in default thereunder for failing to make such payments owed when due.  Upon a default, the entire amount due and owing under the agreements automatically became immediately due and payable.  The default under the loan agreements occasioned a default under the debenture and as of the default date Trafalgar had the right to take control of our assets.

As a further result of the defaults under the Trafalgar convertible loan agreements:

•	NM-PLC was in default under the terms of a share pledge agreement under which it pledged all of the shares it owns in NM-LTD to Trafalgar; and

•	NM-LTD was in default under the terms of each of security agreement (styled a "Debenture") and a guaranty it executed in favor of Trafalgar on January 26, 2009.

In order to cure the default under the loan agreements, on March 24, 2009, NM-US and NM-PLC entered into a Restructuring Agreement in favor of Trafalgar under which payments during the period beginning on December 30, 2008 through June 30, 2009 would be deferred and recommence as of July 31, 2009 in the amounts provided for in the agreement.  In addition, Trafalgar extended the maturity date of the October 2008 loan from April 30, 2010 to October 31, 2010.  In consideration of the indulgence granted by Trafalgar, the Company agreed (i) to pay Trafalgar a restructuring fee of €150,000, half of which was to be added to the principal amounts outstanding principal balance of each loan and (ii) NM-US agreed to enter into each of a pledge agreement and corporate guaranty agreement in favor of Trafalgar.  In addition, Milton Dresner and Joseph Dresner agreed to transfer an aggregate of 9,005,700 shares of NM-US common stock registered in their names to Trafalgar so that after the transfer, Trafalgar would own approximately 42% of the outstanding shares of NM-US.

Under the Pledge Agreement, NM-US pledged all of the common shares it owns in NM-PLC to Trafalgar and upon any default under any of the loan documents (the loan agreements, the debenture or the guaranty) it would transfer title to said shares to Trafalgar.  Under the Corporate Guaranty, upon a default by NM-PLC in the payment of any amount due to Trafalgar under the loan documents, NM-US would be required to pay any amount not paid when required to be paid.

Extension of Due Date of $1.9 Million Comerica Promissory Note

During the last quarter, Comerica extended the due date on a promissory note in the principal amount of $1.9 million from February 29, 2009 to February 20, 2010.  In consideration of the extension, Comerica modified the manner in which interest is calculated under the note.  As originally drafted, the note accrued interest on the basis of an intricate formula based on the floating Eurodollar rate.  As amended, interest is calculated on the note based upon the daily adjusted LIBOR rate, as reported by Bloomberg.  We believe that the net affect of the modification to the interest rate provision of this note is an indeterminable increase in the annual interest rate we pay on the principal balance outstanding.

Liquidity and Capital Resources.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between January 31, 2009 and April 30, 2008, respectively.

All amounts set forth in the table below are delineated in US Dollars.

	31-Jan-09	30-Apr-08	$ Difference	% Difference
	(Unaudited)	(Audited)
Working Capital (deficit)	(8,606,349)	(6,570,286)	(2,036,063)	-31%

Cash	320,926	215,746	105,179	49%
Accounts receivable	102,874	333,777	(230,903)	-69%
Prepaid assets	20,041	82,508	(62,467)	-76%
Total Current Assets	443,841	635,031	(191,190)	-30%

Property and Equipment	111,848	161,510	(49,662)	-31%
Total Assets	1,073,928	796,541	277,387	35%

Accounts payable and accrued expenses	980,975	826,260	154,715	19%
Total Current Liabilities	9,050,190	7,366,827	1,683,363	23%
Total Liabilities	9,924,889	7,366,827	2,558,062	35%

We estimate our cash requirements, for operating expenses and debt service, for the next twelve-month period to be approximately $3.6 million.  As at January 31, 2009, we had a cumulative deficit of $14,966,273 and we expect to incur losses during the last three months of our fiscal year ending April 30, 2009.  We have historically supported our operations from cash provided from the sale of securities by NM-PLC and from third party loans extended to NM-PLC as well as from loans provided or guaranteed by our principal stockholders.  As of January 31, 2009, we had borrowed an aggregate of $8.6 million.

The Company has used approximately $1.8 million of cash in operating activities during the last nine months and approximately $4.3 million of cash in operating activities over the last twenty-one months.  In an effort to curtail spending, we have expended only $79,377 for the purchase of property and equipment over the last twenty-one months.  In addition, in order to reduce operating overhead, management and staff of the Company accepted a 10%-20% cut in salary.   Over the last twenty-one months, we have allocated approximately $4.4 million of our available cash to operating activities and the purchase of property and equipment.  During the past twenty-one months, cash has been provided from financing through the issuance of $3,889,920 in notes payable to third parties and $2,150,000 to related parties.  Since issuance, we have repaid an aggregate of $998,400 of principal on these notes.  Additionally, we expended $668,430 in acquiring the third party debt.  Thus, for the past twenty-one months, there has been $4,373,090 of cash provided from financing and $4,413,861 of cash used in operations, including purchases of property and equipment.  With $320,926 in cash at January 31, 2009, and no identified source of capital to be provided from financing in future periods, the cash used in operations will absorb any remaining cash by May 2009.

The Company continues its efforts to recover cash from its bank accounts in Brazil.  Based on the expectation that some of this cash may not be recoverable, the sum has been discounted by 20%, equating to $1,233.

Obligations.

The table below presents our financial obligations and commercial commitments as of January 31, 2009 and for each of the ensuing four quarters.  The table does not reflect the fact that the Company failed to pay amounts due under instruments evidencing two loans prior or subsequent to January 31, 2009 and the possibility of that the lenders could, at any time, call a default under such instruments, which has not occurred as of the date of this report.

Payments Due By Period (all amounts in $)
Contractual Cash Obligations	At January 31, 2009	At April 30, 2009	At July 31, 2009	At October 30, 2009	At January 31, 2010
Capital Leases	-0-	-0-	-0-	-0-	-0-
Operating Leases	$37,829	$43,462	$43,462	$43,462	$39,836
Loans Payable	$544,363	$554,390	$2,645,312	$536,234	$527,156
Total Contractual Cash Obligations	$582,192	$597,852	$2,688,774	$579,696	$566,992

At January 31, 2009, our available cash, receivables and liquid assets totaled $423,800.  We had total outstanding loans of $8,624,697 (not including accrued interest), including $6,641,520 in principal amount to unrelated parties and outstanding loans of $1,983,177 in principal amount to related parties.

We have limited capital resources and our operations to date have been funded primarily with the proceeds from the sale of equity in NM-PLC and debt financings.  We have no lines of credit available to us and our principal stockholders, who had been supplying capital since our inception to fund our operations, are no longer making credit available to us, either directly or by guaranteeing further loans from third parties.  We have not identified any other sources of capital and, in light of our financial condition, it is unlikely that we will.

We anticipate that our existing capital resources, without implementing further cost reductions, raising additional capital or obtaining substantial cash inflows from our existing lottery client or though our contract with Inspired, will enable us to continue operations through approximately May 2009 unless unforeseen events arise that negatively impact our liquidity.  These conditions raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended April 30, 2008 included a going concern explanatory paragraph.

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

Results of Operations for the Three Months ended January 31, 2009 Compared to the Three Months Ended January 31, 2008.

As reported in our financial statements to this Quarterly Report on Form 10-Q for the three months ended January 31, 2009, the Company reported a $566,332 net loss after minority interest on $233,394 in net revenues as compared to net revenues of $361,922 on losses after minority interest of $640,507 for the third quarter of fiscal 2008.  The Company used $590,809 in cash for operating activities, leaving $320,926 in cash at January 31, 2009.

At January 31, 2009, the Company’s cash and accounts receivable equaled $423,800 in available resources to fund $1,035,227 in accounts payable and accrued expenses.  While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2009 to fund the cash shortfall.  The Company will need to refinance its $4 million (principal amount) third party debt in calendar year 2009.  As of January 31, 2009, current liabilities exceeded current assets by $8,606,349.

Net revenues decreased by $128,528 to $233,394 or about 36% over the third quarter of the 2008 fiscal period.  During the last quarter, the number of transactions recorded and the amount wagered on our Irish client's lottery site remained steady with the previous quarter.  However, given that revenues are recognized in Euros, the amount of revenue (in comparison to the third quarter of the fiscal year end April 30, 2008) we recorded last quarter was impacted materially by the steep decline in the value of the Euro against the US Dollar.

Operating expenses decreased by $257,243 to $786,868, representing a 25% decrease from the third quarter of the last fiscal period.  The Company reported increases in depreciation and amortization expenses, but decreased its website expenses and general and administrative expenses.  The increase in amortization costs was a result of the loan cost amortization which did not exist in previous fiscal periods.

Financing Activities During the Last Quarter.

In November 2008, we received €1.15 million gross proceeds from a loan made to NM-PLC from Trafalgar Capital Specialized Investment Fund-FIS (the "Loan").  The Loan documents provide that the amount outstanding bears interest at the rate of 8% per year, payable in equal monthly installments of principal and accrued interest, and is evidenced by a Convertible Loan Agreement.  The Company also executed a Debenture in favor of the lender under which it granted a security interest in all of New Media PLC's property, assets and receivables (the "Debenture," and together with the Convertible Loan Agreement, the "November Loan Documents").  We failed to make the payment of principal due on December 31, 2008 and we were in default under the November Loan Documents as of January 1, 2009.  In March 2009, we entered into a series of restructuring agreements with Trafalgar, as described above under the heading "Restructuring of Trafalgar Debt."

The Loan, which originally matured on April 30, 2010, is convertible at the option of the lender into ordinary shares of New Media PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc.  At the date of this report, such shares were suspended from trading on the AIM market (see discussion under “Obligations”).  The Loan is convertible at a conversion price equal to the lower of (i) the 120% of the VWAP (as defined below) on October 30, 2008 or if no VWAP is available on such date, the closing bid price on such date and (ii) 85% of the lowest daily closing VWAP for the five consecutive trading days prior to the date on which lender gives notice of its intention to convert. For purposes of the Loan Agreement, the term "VWAP" means the volume weighted average price (as reported by Bloomberg) of the ordinary shares on AIM for that trading day.

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

New Media PLC received net proceeds from the loan of €958,352 after deducting all fees and expenses associated with the transaction and after the payment of two months of interest on the Loan (€15,333), a commitment fee of €69,000 and a finder's fee of €57,500.

Under the Debenture, the lender as the secured party may enforce its rights against New Media PLC and upon the secured property upon and at any time after the occurrence of any of the following events: if New Media PLC has failed to pay all or any of the Loan following a demand for payment by the lender; any step is taken by New Media PLC or by any other person to appoint an administrator in respect of New Media PLC; any step is taken by New Media PLC or by any other person to wind up or dissolve New Media PLC or to appoint a liquidator, trustee, receiver, administrative receiver or similar officer of New Media PLC or any part of its undertaking or assets; the making of a request by New Media PLC for the appointment of a receiver or administrator; if New Media PLC breaches any of the provisions of the Debenture.

In connection with the Loan, certain existing lenders to the Company and a subsidiary of New Medial PLC, including Milton Dresner and Joseph Dresner, who are affiliates of the Registrant, agreed to subordinate their loans and Milton Dresner agreed to guarantee all amounts due to Comerica Bank under various promissory notes in the aggregate principal amount of $4 million.

We have been using the proceeds of the Loan for working capital and, as required, to pay amounts due under the loan agreements.

As described elsewhere herein, in March 2009, we entered into a series of restructuring agreements with Trafalgar that cured the continuing defaults and materially modified the November Loan Documents.  Under the restructuring agreements, among other things, the maturity date of the November 2008 Loan was extended from April 30, 2010 to October 31, 2010 and the monthly payments of principal and interest were suspended until July 2009.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2009 (the “Evaluation Date”). Such evaluation was conducted by the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2009, we were not party to any litigation or other legal proceeding.

Item 1A. Risk Factors.

In addition to the risk factors set forth in our annual report on Form 10-KSB for the year ended April 30, 2008, investors should consider the following risks prior to making an investment in our Company.

Our financial condition is precarious and we have no access to capital to repay our debt or fund our current or ongoing operations.  Unless we can secure additional capital and renegotiate the terms of our outstanding debt, we may be required to discontinue our operations at any time.

As of January 31, 2009, we had cash and accounts receivable of $423,800, owed $8,624,697 under the terms of debt instruments and had a negative working capital of $8,606,349.   Our monthly expenses exceed our monthly revenue.  We do not have any credit available to us nor have we identified other sources of capital and it is unlikely, given our current financial condition, that we will secure any additional credit or capital.  Give our current and anticipated near-term expenses, we believe that our available cash and cash equivalents will be sufficient to enable us to continue operations through approximately May 2009, unless events arise that negatively impact our liquidity or unless we experience a significant increase revenues or locate another source of capital, neither of which is likely.   If we discontinue operations, investors will lose the entire amount of their investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended January 31, 2009, the Company did not issue any securities.

(b) N/A

(c)  N/A

Item 3. Defaults Upon Senior Securities.

Our direct and indirect subsidiaries had been in default and recently restructured two debt instruments, as more fully described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations – Restructuring of Trafalgar Debt," which discussion is incorporated herein in its entirety.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Change in Control

In connection with the restructuring of the Trafalgar loans discussed elsewhere in this report, Milton Dresner and Joseph Dresner, principal stockholders of NM-US, agreed to transfer an aggregate of 9,005,700 shares of common stock they own in NM-US to Trafalgar, representing approximately 42% of the outstanding shares of common stock of NM-US.  As a result, the Dresners no longer control the company.

Resignation of Directors from NM-PLC

Over the last several months, all of the non-executive directors of NM-PLC, including Paula Horan (January 5, 2009), Nigel Blythe-Tinker (February 27, 2009), Jane Dresner-Sadaka (March 10, 2009) and Lord Benjamin Mancroft (March 12, 2009) have resigned.  None of the directors cited any reason for their resignation.

Suspension of NM-PLC's Ordinary Shares From Trading on the AIM Market

On March 13, 2009, the AIM Market suspended the ordinary shares of NM-PLC from trading.  The suspension is a result of the resignation of the company's nominated advisor, Zimmerman Adams International Limited, upon the resignation of NM-PLC's last non-executive director on March 12, 2009.  The ordinary shares will be delisted from the AIM Market in the event that NM-PLC does not retain a new nominated advisor by April 12, 2009.

The suspension of trading in NM-PLC's ordinary shares on the AIM Market is an event of default under the terms of the various documents governing our loans from Trafalgar.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.32	Convertible Loan Agreement dated October 31, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc
10.33	Amended and Restated Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS
10.34	Cross Corporate Guarantee, dated January 26, 2009 between New Media Lottery Services (International), Ltd., and Trafalgar Capital Specialized Investment Fund-FIS
10.35	Debenture made by New Media Lottery Services (International), Ltd. in favor of Trafalgar Capital Specialized Investment Fund-FIS
10.36	Comerica Bank $1.9 million Amended & Restated Single Payment Note dated February 20, 2009
10.37	Loan Facility Restructuring Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., New Media Lottery Services, plc and Trafalgar Capital Specialized Investment Fund-FIS
10.38	Share Pledge Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS
10.39	Cross Corporate Guarantee, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: April 3, 2009	By:	/s/	John T. Carson
John T. Carson,
President,
Principal Executive Officer and Principal Financial Officer