Form 10-K
period 2009-04-30
New Media Lottery Services Inc
filed 2009-08-13
CIK 1172635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-49884

NEW MEDIA LOTTERY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0705063
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

1400 Technology Drive, Harrisonburg, Virginia 22802
 (Address of principal executive offices)

            540-437-1688
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  ☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $____

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          ☐  Yes     ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 13, 2009 there were 31,247,843 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  All statements in this document that are not statements of historical fact are forward-looking statements.  Forward-looking statements are subject to a number of risks, uncertainties and assumptions and include, but are not limited to, such matters as

•	Our outstanding debt and economic condition, in general;
•	our ability to obtain capital to repay our debt and fund ongoing operations;
•	our ability to fully implement our business plan;
•	our ability to take advantage of new business opportunities as they arise;
•	general economic and business conditions, both nationally and in our markets;

•	the effect of government regulation on our industry in each country in which we conduct business;
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•	anticipated trends in our business; and
•	other risk factors set forth under "Risk Factors" in this report.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions.  Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Description of Business

General

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery Services (International), Ltd. (“NM-LTD”)(collectively, “we”, “us” the “Company” or like terms), designs, builds, implements, manages, hosts and supports Internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States.  We also design and distribute games for use on server based video lottery terminals and other electronic kiosks owned and operated by third parties.  We currently operate lottery systems for one customer for which we currently offer one lottery website and one server based video lottery program.  We enter into long-term agreements with our clients pursuant to which we provide our services in return for a percentage of the lottery’s net sales.  We are pursuing additional contracts for which we will seek additional financing to implement.

All of our operations are conducted through our subsidiary NM-PLC, an Irish corporation of which we own 80.23% of the outstanding stock, and through NM-PLC’s wholly owned Irish subsidiary, NM-LTD.

Development of Our Business During Fiscal 2009.

During the course of the 2009 fiscal year (commencing as of May 1, 2008) through the date of this report, the Company experienced significant changes, as follows.

Changes in Principal Stockholders

Joseph Dresner and Milton Dresner had been the holders of a majority of the outstanding shares of NM-US's common stock since 2004 and had funded the company's operations, as necessary through the second quarter of fiscal 2009.  During the first and third quarters of fiscal 2009, the Company received loans from Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar) in the aggregate principal amount of €2.45 million.  The Company was in default under the terms of the documents governing these loans as of January 1, 2009 and in March 2009, entered into a series of agreements with Trafalgar to restructure the terms of the loans.  Under the agreements, Milton Dresner and Joseph Dresner, the principal stockholders of NM-US as of the date thereof, agreed to transfer an aggregate of 9,005,700 shares of common stock they owned in NM-US to Trafalgar, representing approximately 42% of the outstanding shares of common stock of NM-US.  As a result, the Dresners no longer controlled the Company.

In July 2009, NM-US, NM-PLC, NM-LTD, Milton Dresner, Joseph Dresner and Trafalgar entered into an agreement to restructure all of the Company's debt.  Under the agreement, among other things, the Dresners agreed to convert the principal amount of the debt owed to them by the Company, amounting to $6,112,633, which included the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and to relieve the Company from any liability under remaining debt owed to Comerica Bank ($1.9 million), into 9,005,700 shares of common stock of NM-US.  The Dresners also agreed to forgive all interest accrued on their debt (approximately $233,697).  After giving effect to these transactions, the Dresners now own an aggregate of 14 million shares of common stock representing approximately 46% of the outstanding shares of the class.  Accordingly, no single entity or affiliated entities controls the Company.

Changes in Boards of Directors

Since the beginning of the 2009 fiscal year:

•	Joseph Dresner, Milton Dresner and Sterling Herbst resigned as members of the board of directors of NM-US and all subsidiaries on which they served;

•	Jeffrey Sternberg, an affiliate of Trafalgar, was appointed to serve on the board of directors of NM-US; and

•	All of the non-executive directors of NM-PLC, including Paula Horan, Nigel Blythe-Tinker, Jane Dresner-Sadaka and Lord Benjamin Mancroft resigned.

Delisting of NM-PLC's Ordinary Shares From Trading on the AIM Market

On April 12, 2009, the AIM Market delisted the ordinary shares of NM-PLC from trading.  The suspension is a result of the resignation of NM-PLC's nominated advisor, Zimmerman Adams International Limited, and the resignation of NM-PLC's last non-executive director on March 12, 2009. As a result, NM-PLC no longer satisfied the listing requirements of the AIM Market.  NM-PLC elected not to retain replacements in light of the cost involved. Management also believed that the AIM listing was expensive to maintain and no longer advantageous and decided to focus on the NM-US listing.

The Lottery Industry.

The discussion of and information relating to the lottery industry set forth below has been compiled by us or derived from independent sources which we believe to be reliable.  We cannot assure you, however, that such statements are accurate and we caution you not to place undue reliance on such information or statistics.  It has been management’s experience that there is less public information available concerning the international lottery industry than the lottery industry in the United States.

Lotteries are official, government authorized/licensed fundraising organizations.  Industry sources estimate that there are in excess of 400 lotteries world-wide.  Management believes that many more lotteries exist but do not report their sales to trade organizations and are not included in official tallies.  Approximately 20% of recognized lotteries account for 85% of the estimated lottery sales volume of $224 billion (as officially reported in 2007).  Many of the second tier lotteries do not have the financial wherewithal to develop and implement the infrastructure necessary to offer games and prizes that are attractive to players.  In addition, they do not have the technical capability to offer games utilizing the new media distribution methods available to them.  However, the preponderance of existing lotteries, large and small, subcontract all or part of their lottery operations and new product development to professional lottery service providers, such as our Company.  These providers supply technology, products, operations, marketing and administrative support.

Some jurisdictions sanction or license multiple lotteries which may include both government-sponsored programs and programs promoted by charitable lottery organizations (CLOs).  Many governments have authorized national lottery programs primarily as a means of generating non-tax revenues intended to support specific programs, many of which are humanitarian or social in nature.  Proceeds generated by lotteries may be designated for particular public purposes, such as education, sports, humanitarian services and or economic development.  Numerous jurisdictions have become dependent on the net proceeds generated from the sale of lottery tickets to support some of those public purposes. Given the current economic climate management expects governments to issue additional lottery licenses to support additional government programs. Even the United States is now discussing online gaming as a way to generate needed revenues.

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

Our Opportunity.

We focus our marketing efforts primarily on lotteries that are not currently serviced by terminal based lottery service providers, such as small national and state lotteries and lotteries operated by CLOs.  We seek to transform these smaller lotteries from exclusively off-line, paper based operations into comprehensive lotteries by applying our technology and expertise and to make the games they offer available through new media channels, including the Internet, cell phones, handheld wireless devices, such as smart phones, and interactive television.   We have developed a lottery platform and content for player activated server based terminals.  Server based gaming is considered by many to be the leading new form of gaming device and allows for the distribution of a wide selection of games to terminals that can be refreshed with new content remotely.  We believe that these terminals will have great appeal to the lottery industry as they will be more environmentally friendly (no paper, all electronic), are easily adapted to lottery products and are more compliant with lottery legislation.

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

Typically, small state-operated lotteries, CLOs and the people who run them, do not have the capacity to fully develop the lottery opportunity granted to them and consequently never realize the full extent of the revenue generating potential of their mandate. In many cases, they do not grasp the full range of gaming opportunities available to them.  Specifically, neither these organizations nor their personnel possess the experience, know-how or technology to develop new games or implement online and wireless games nor do they possess the marketing resources and expertise necessary to build prizes that will attract new players.  These small organizations tend not to be competitive with larger state operated lotteries because the games and prizes they offer are not exciting to the average lottery participant.  Moreover, in many of the geographic locations in which small government lotteries and CLOs operate, these lotteries target an older generation utilizing paper-based games.  It is these entities that require the assistance of a professional organization to design, implement, manage and fund the development of their opportunity to maximize net proceeds generated from ticket sales and, in many cases, to lend credibility to the organization’s lottery.

We believe that small national and state-operated lotteries and charitable lottery organizations have not garnered the attention of lottery service providers and are under-served.  Large providers of lottery services and products have selectively overlooked this market because these clients do not yield the financial return which can be derived from servicing the larger national and state run lotteries and they do not warrant the significant capital investment required to implement and operate a traditional land-based lottery.  In addition, the smaller state-operated lotteries and CLOs do not have the funding to implement the infrastructure necessary to build a competitive operation. Moreover, these lotteries need a new type of product offering and we believe that we will be well-served using non-traditional distribution methods.  We continue to believe that these lotteries will be eager to utilize our products and services.

Over the past year, we allocated substantial resources to the continued development of our lottery systems and content to allow us to rapidly expand our operations into multiple markets as opportunities arise. We offer our clients the potential to expand into modern electronic lottery and gaming markets, giving them the capacity to compete with larger government-sponsored lotteries.  Initially, we develop and implement an on-line lottery presence offering traditional on-line game formats supplemented by new and exciting games we have developed.  We target our on-line lotteries to a younger adult and female audience that typically does not relate to the traditional paper-based games their parents play and who incorporate computers and new media devices such as cellular telephones and other wireless apparatus into their daily lives.  We can implement the systems necessary to commence on-line lottery operations relatively quickly and inexpensively.  Thereafter, we expect to initiate lotteries and other game formats delivered through new media devices.

Current Operations

We currently manage a lottery for Rehab Net Games Limited ("Rehab-Ireland") and develop games for Inspired Gaming Group.  We have allowed contracts to manage lotteries for other organizations to lapse, given our financial condition and lack of capital, as more fully described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Rehab-Ireland Lottery.

In September 2001, we entered into an agreement with Rehab-Ireland, an Irish corporation, as amended in January 2004, April 2004 and November 2005, to develop, manage and operate lottery games for the Internet and wireless telephones within the Republic of Ireland for a period of 10 years from November 2005.  This agreement is subject to automatic extensions for five-year periods in the event that Rehab-Ireland earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement.  The agreement may be terminated by Rehab-Ireland in the event that we fail to pay the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate.  Under the agreement we are responsible generally for all manner of implementation and operation of the lottery, including that we: (i) provide games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable gaming laws.

We completed implementation of the Internet portion of the lottery program in August 2003 and are currently managing and operating the lottery.

Rehab Ireland is party to an agreement with Inspired Gaming Group (Inspired), Europe's leader in pay-to-play entertainment and broadband services in retail and public spaces.  Inspired has an installed base of more than 20,000 networked broadband enabled terminals throughout Europe.  Inspired has agreed to install server based terminals on behalf of Rehab Ireland that are loaded with gaming content developed by us.  Inspired contemplates that the terminals will be placed in retail shops, pubs and other establishments throughout Ireland.  In consideration for these services, the Company is entitled to receive a portion of the net proceeds generated by the terminals.  Inspired has informed us that it has retained independent distributors throughout Ireland to expedite deployment of these devices.  We are working closely with Inspired to identify additional markets in Ireland and throughout Europe in which to deploy these terminals.

We continue to implement programs to expand the reach of Rehab Ireland's site, within Ireland, the United Kingdom and beyond, to acquire new players.  Our business is built upon the number of players that deposit funds and play games on our client's site.  Our objective is to acquire new players at the lowest cost per player.  The internet provides an effective means of achieving this goal, both by way of sites we maintain and through partnerships with high traffic sites maintained by third parties.

We are pursuing all available means to expand the player base of our client's lottery, the basis for nearly all revenue we generate.  In addition to traditional advertising channels, we are seeking to take advantage of all of the electronic media available including:

•	creating affiliate programs with third party websites that direct their customers to our lottery sites;
•	establishing social networking/dating sites in Ireland & the UK to capitalize on the growing trend towards online communications;
•	developing a weblog (blog) site for our client’s lottery; and
•	harnessing Facebook and Twitter to promote partner sites to a new audience.

Our efforts have been directed at establishing partnerships with well-known brands and organizations that operate Web sites with high user traffic.  Partnerships either take the form of "white label" sites or "affiliate programs."

A typical "white label" program entails our partner's Web site linking to a Web page which we develop, allowing its customers to play games offered by our lottery client. The linked page retains the atmosphere of the partner's branded Web site, allowing users to feel that they have not left the sponsor's home site.  Essentially, our gaming site is rebranded to appear as the partner’s offering.  Players enroll, deposit funds, wager and collect winnings exactly as players on our client's Web site.  Players directed to the white label site from our partner's Web site are playing the same games being played by customers on our client's web site in the same "room" (the Web page on which a particular game is played).  The more players in the playing room, the larger and more attractive the potential prizes.  Players from many white label sites may be playing in the same room without being aware of that fact because they feel as if they have not left the sponsor's Web site. Compensation arrangements typically comprise the payment of a monthly fee to a partner as well as a percentage of the revenues derived from players originating from a partner's white label site.

We currently have established white label programs with such companies as The Irish Post newspaper in the UK (the voice of the Irish in Britain) to service the expansive Irish ex-patriot community in the UK; TV3, Ireland’s leading independent television station, to provide our client's content to its popular and award-winning web site; and Pigsback, Ireland’s leading consumer networking site.  We expect to enter into several additional white label programs with well-known Web sites over the coming months.

We enter into affiliate programs with niche/vertical content driven web sites that have similar target audience/customers whereby our affiliates create a hyperlink on their page that points to our lottery client's Web page.  These links have begun to drive traffic to our site and compete very competitively in the market place.

White label and affiliate programs in partnership with third parties allow us to leverage our partners' customers and acquire players at a significantly lower cost than direct advertising.  The programs offer our partners access to our games and services, essentially our client’s government gaming license, and allows them to widen their product offering and create a better cross-selling platform for their own products or services without having to invest in creating the technology and infrastructure itself.  The program allows all parties to leverage and monetize the partner's existing customer base for an additional revenue stream.

As additional marketing tools, we have developed and grown social networking/dating sites in Ireland and the UK to capitalize on the growing trend towards online social networking and communications.  Both sites promote Rehab Ireland's gaming sites to defined target markets.  These sites represent an economical means of generating player acquisitions at very low cost given that we do not have to share revenues.  Additionally, these sites generate revenue for the Company by selling advertising space to other parties.

We have developed various blog sites, (a website that allows users to reflect, share opinions, and discuss various topics in the form of an online journal while readers may comment on posts). Blogs have become a popular means of communicating and sharing ideas and a popular blogger can influence social and recreational trends.  References to our client sites in blogs also enhance search engine rankings.  Blogging represents a cost effective means of driving new players to our client's sites.

We also have harnessed Facebook and Twitter to promote partner sites to a new audience in a low cost manner that allows for more social interactions with its players which in turn can enhance play and product offerings.

Game Development Services.

By agreement dated October 12, 2005, Inspired retained us to provide a range of services, including developing content for its server based gaming terminals in the UK; facilitating prize payouts; providing and maintaining all systems, software, servers and technical support; designing and implementing a game strategy focused on sales growth; proposing and designing co-branding game opportunities; assisting in the design and implementation of all advertising, promotional marketing and sales programs for the lottery games on the Inspired terminals and its Web site; and managing the process from selection, registration, regulatory reporting, accounting statement preparation and charity payment processing.  Inspired will pay us of a percentage of the net proceeds generated by these terminals.

In consideration for its services, the Company is entitled to receive a portion of the net proceeds derived from the use of the lottery games on Inspired’s server based terminals.  For purposes of the agreement, net proceeds means gross proceeds after deduction of prize payouts, charity proceeds, retailer fees, cash management costs and value added tax, if applicable.

As of the date of this report, Inspired has not placed any terminals in the UK that offer lottery content.  We are advised by Inspired that initially the delay in deployment of the machines was a result of changes in gaming regulations with respect to these devices, which necessitated a review of the laws and revision to the release strategy.  Inspired advised us during the last year that it will make a determination as to when to deploy machines in the UK upon a review of operating results from the launch of the machines in Ireland.  We can not be certain when, if ever, Inspired will undertake a full-scale launch of its terminals in the UK.

Emerging Opportunities.

The Company has expended considerable time over the last several years developing all aspects of our lottery based operating systems, including management reporting, game development and security procedures for a wide range of international markets.  It has taken considerably longer than we expected to develop our products and business to the level necessary to gain the trust and confidence of the lottery industry.  We believe that we have built a reputation for quality and integrity and finally have achieved the stature necessary to provide products to any electronic lottery with confidence. We are prepared to deploy our product in locations throughout South America, Asia and Eastern Europe. We believe that lotteries are dependent on a limited universe of specialized vendors to supply products, technical support and expertise.  We believe that we are well positioned to rapidly expand our services to other clients based on our success in Ireland and the UK.

In addition to internet activities, a natural extension of our product offerings is an expansion into mobile lottery programs.  Both smart phones and more recently released mobile phones possess internet capabilities. Our games and systems have been developed such that adapting them to mobile delivery systems will be relatively seamless. Mobile carriers, like lotteries, are licensed by the government and we believe that every mobile carrier is seeking gaming opportunities and thus project that this market for our games could grow rapidly. Management believes that lotteries will be the primary beneficiaries of this new opportunity and it will be a major growth opportunity for them to raise needed funds in this economic climate.

Interactive television, or ITV, is gaining market space and popularity in Europe, particularly in the UK. Our internet operating system is designed to handle ITV offerings and we believe that this market will offer us significant opportunities in the future.

Lottery Development.

We offer our lottery clients an integrated range of products and services to develop, build and host lotteries for small national and state-operated lotteries and CLOs.  Our management and personnel have strong lottery operations backgrounds, extensive game development experience and the technological expertise required to create and operate lottery systems.  We:

•	analyze our client’s operations;
•	analyze the gaming preferences of the indigenous population;
•
design, install, operate, host and maintain lottery systems that support games that can be played via the Internet, wireless devices, such as cellular telephones and palm top computers, and interactive TV games;

•	design and implement marketing programs to enhance ticket sales and increase the net proceeds an organization generates from its lottery; and
•	design innovative games to attract local players and increase prize money.

An affiliation with our organization increases the client’s technological capabilities to operate a modern lottery program and to deploy proven technologies that are in use worldwide.  We demonstrate to our clients how to maximize the revenue generating potential of its government sanctioned gaming opportunity.  We believe that the services we provide and the end-product we deliver to our clients and, ultimately, the public, can transform these lotteries into first-class operations with the capacity to achieve their revenue goals.  Our clients benefit from access to a professional lottery organization that affords them access to our lottery know-how and expertise, allows them to offer new forms of distribution, offers them access to state-of-the-art technologies and makes a wide variety of new entertaining gaming formats available to them.  We seek to build organizations founded on operational and financial integrity that inspire public confidence.

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

Products and Services.

We consider many factors in developing a new technology presence for our client, including the demographic composition and sociological character of the geographic locality in which the lottery will operate, to ascertain the types of games that will appeal to the local population and the nature of the marketing strategy which we will employ.  Once retained by a client, we analyze the local gaming environment, including the client’s existing operations, business practices and the personal gaming preferences of the local population.  We may compare one client’s circumstances with successful lotteries operating in other jurisdictions to determine the most appropriate games to offer and the most effective marketing techniques as they relate to that population.  There is some degree of trial and error and we constantly interchange games to determine what is most appealing to a particular audience at a particular time.

In those jurisdictions where gaming regulations require that lottery managers are licensed with the local gaming commission, we will partner with licensed local lottery managers who have secured the highest reputation for integrity.  We expect that these entities may provide us with on-site and other services after installation of the lottery system.

Our objective is to create a comprehensive program that offers games which appeal to the user, broaden the base of players and increase prizes.  This benefits our clients in that it draws additional attention to the charitable cause underlying the lottery and results in greater ticket sales and more proceeds to distribute to the cause.

We construct robust Web sites for our clients capable of handling a high volume of traffic.  We host the Web sites for our current operating client on servers located in Ireland.  Web sites are designed to facilitate the registration process and promote playability while incorporating maximum security.  Financial transactions are executed behind firewalls using encryption software and all deposits and disbursements are confirmed by independent, internationally reputable banks.

We continually analyze our client's operations to devise and implement appropriate marketing strategies and introduce new games which we believe will be appealing to and attract local players.  The introduction of new games retains loyal visitors to the site and attracts new ones.  We also have developed a video lottery game platform.  Video lottery is defined as casino slot/video machines which are managed and licensed by a lottery, and thus have lottery compliant methodologies.  We expect that this product line will compete directly with the casino marketplace and may be a substitute for casino gaming in markets where casinos are not legislated.  Management believes that these video lottery programs will become prominent on a number of electronic devices currently existing in many countries.

The base Web site we have designed allows us to offer our clients the ability to develop promotions with other organizations by offering "white label" sites and "affiliate programs."  We create these sites and programs for entities, a local television station or newspaper, for example, that desire to offer their customers the ability to participate in on-line lottery games.  These sites and programs benefit both parties in that a sponsoring organization can offer new service to its customers and our client receives new traffic without incurring additional advertising expense.

Eventually, as traffic and revenues warrant, we may seek to expand distribution of various games to include access by way of wireless devices and mobile telephones, as our resources permit.  At such time as a client’s lottery is operating within our expected parameters, we will commence the process of identifying and obtaining the services of local telephone/wireless companies and establish working protocols to provide private and secure access to our client’s lottery games via mobile telephones and other wireless devices.  Given the increasing pervasiveness of these apparatus, extension of our operations to include these modalities will allow us to tap into an as yet to be fully exploited revenue stream.  Players will have access to a wide range of games developed specifically for these devices and will be able to play anywhere within their service coverage area.  We believe that these games will be of particular appeal to young adult players who have integrated these technologies into their every-day lives.

Marketing of Our Clients’ Lotteries.

As provided in our client agreements, marketing, advertising and promoting our clients’ lotteries represents an integral component of the services we provide.  We work with our clients to develop marketing programs that account for and incorporate local cultural values.  We devise marketing strategies that encompass traditional advertising media, public relations and co-promotional campaigns.  We will seek to place click-on banner advertisements on popular local Web sites as a means of directing traffic to our clients’ online lotteries.  In addition, we expect to advertise in national and regional newspapers and special interest magazines.  We actively pursue co-promotion programs with local companies for added exposure (white label programs).

Contract Procurement.

To a large degree, second tier (CLOs) lottery contracts are secured on the basis of a proven product and pre-existing relationships between personnel of lottery management companies, such as ourselves, and lottery license holders.  We are dependent upon the relationships that our president has cultivated during the course of his career.  Industry knowledge, personal integrity and credibility within the world-wide lottery community are valuable resources which are gained after years of operational and marketing experience.  Our president has many years of experience in the industry and has fostered and maintains the types of relationships that allow us to present our programs to existing and newly organized lotteries.  Performance is also an important factor and our management has been successful in demonstrating the positive results experienced by his previous clients.

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

We generate the majority of our revenues under our client agreements from gross sales of lottery tickets by our client’s lotteries.  Net revenue is calculated after settlement of all prizes, discounts, refunds, and adjustments, in accordance with the provisions of the contracts with our clients and which varies from client to client, and is deemed to be a "commission."  The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the lottery system has been in operation.

We operate lottery systems for our clients through shared central computer systems based on their geographic location.  We assign members of our staff to interface with lottery personnel with respect to all matters of our operations, including specialists dedicated to Web site operation, marketing, and product offerings and customer service representatives who service and maintain the system.

Our Business Partners.

A key to our success and the success of our clients is the underlying integrity of our organization and the product we develop for them.  We market our services and products to clients on the basis that their affiliation with us will lend needed credibility to develop and support a thriving organization with the potential to increase lottery revenues.  Toward that end, we have been highly selective with respect to our industry partners and all transactions are automated to avoid human error.

Games.

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

The infrastructure utilized for the wide area network consists of servers locally placed in regions where systems are implemented.  The Company's servers currently reside in Ireland and the UK. These servers are redundant systems which automatically restore data in the event of failure. The data is constantly backed-up and integrity of encryption is constantly updated.

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

The Company has developed its game content for use on other devices, such as server based terminals for pubs, race tracks, and point of sale terminals for retailers (such as those being distributed by Inspired), and to broadcast this content to mobile telephones and interactive television.  Our suite of games is specifically designed for easy incorporation into our clients’ offerings to create a quick change of content and game management.

The Company has an exclusive arrangement with Las Vegas Gaming Inc. to utilize its approved and privileged gaming licensed lottery management system in geographic areas outside of the U.S.  This system is a random number generator which has satisfied all testing and casino license requirements to work within certain governed bodies inside the U.S.  This game management system currently has been used in several world class casino properties in Las Vegas and has been for many years.

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

The Internet-based solutions we offer do not rely on the products or services that the large lottery service organizations currently market.  Any larger lottery service provider entering this market and encouraging clients to explore this technology would do so at the peril of substantial capital loss, as it would decrease the industry’s reliance on its current products.  Additionally, Internet technology creates a client conflict for these companies.  Currently, most of their clients protect their sales borders by offering land-based games only.  The development of Internet/wireless gaming formats may adversely affect the technology hold they have on their existing client base.

We are not reliant on these large government lotteries for success.  We do not have to make the large capital investment in equipment that would otherwise deter us from this approach.

Government Regulation.

Lotteries may be lawfully conducted only in jurisdictions in which they are expressly permitted by law and are subject to extensive government regulation.  Regulation typically includes some form of licensing of applicants and their subsidiaries.  Applicants for, or holders of, a license may be subject to a broad examination including, among other items, financial stability, integrity and business experience.  Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are sometimes fixed by legislation, lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, the selection of the vendors of equipment and services and the retailers of lottery products.  Laws and regulations applicable to lotteries in the jurisdictions in which we operate and will seek to operate are evolving and are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.  In many jurisdictions existing regulations have not kept pace with current electronic gaming technology and governments are taking a closer look at their laws pertaining to electronic gaming.  Evolving regulations in the UK have delayed the launch of products and lotteries we have developed for these markets.  In some cases, most notably in Brazil and Venezuela, where we were party to agreements under which we were to build lottery systems, regulatory actions taken by the national governments have prompted us to abandon our efforts.

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

Item 1A. Risk Factors.

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

Our current financial condition raises doubt about our ability to continue as a going concern.

Our financial condition has continued to decline over the last fiscal year.  At April 30, 2009, we had total current liabilities in excess of $8.95 million dollars (not including the conversion of more than $6.1 million of debt into equity after the fiscal year end), a working capital deficit in excess of $8.7 million and total current assets of $174,635.  As of the fiscal year end, we had a cumulative deficit of $15,886,684 and a stockholders’ deficit of $12,256,234.  During the next twelve months, we have obligations under existing credit instruments totaling more than $2 million (after giving effect to certain transactions and additional borrowing of $300,000 since the year end).  We expect to incur losses during the 2010 fiscal year.

As a result of the Company's negative working capital position, negative cash flows from operations and recurring operating losses, the report of our independent auditors to our audited consolidated financial statements for the year ended April 30, 2009 includes a paragraph that raises substantial doubt about our ability to continue as a going concern.  If we are unable to increase revenues substantially or raise significant capital, we may not be able to satisfy our obligations and we may have to seek protection under federal bankruptcy laws, which would result in the loss of all value which our stock now or at such time may have and result in investors' losing the entire amount of their investment on our Company.

We have granted a security interest to Trafalgar in and to all of our assets and if we default under the terms of any of our agreements with Trafalgar, it could assume ownership of all of our assets.

Each of the constituents of the Company has entered into security and/or pledge agreements with Trafalgar that grant to it a security interest in all of our assets in the event of any default under the various documents governing the loan transactions.  These security agreements provide that in the event of any material default under these agreements, including, a failure to make payments under the debentures when due or to satisfy any material covenants or agreements thereunder, Trafalgar will have the right to take ownership of all of our assets, in which case you would lose the entire amount of your investment in the Company.

We have generated limited revenues from operations and have incurred significant losses since our inception.

Since our inception, we have generated only limited revenues from operations, have incurred losses of approximately $15.89 million and have not achieved profitability.  We expect to continue to incur operating losses for the foreseeable future.  For the year ended April 30, 2009, we incurred net losses of $2,963,588 on revenues of $1,120,833.  Our current revenue is insufficient for all of the purposes for which we require capital.  At April 30, 2009, we had cash and cash equivalents of $69,233 and we did not have any funds available to us under lines of credit.

We cannot assure you that we will be able to execute our business model on a wide-scale basis for numerous reasons, including that we will not have sufficient capital or that our products might never gain broad acceptance, or that we ever will achieve profitability.

We require substantial additional financing to sustain our current operations, pay our debts as they become due and to take advantage of business opportunities in the future.  Financing may not be available to us on acceptable terms, if at all.  If we are unable to obtain financing as needed, our business, financial condition and reputation could be negatively impacted.

Implementing and developing new media based lotteries is capital intensive.  In addition to the capital we will require to develop new lotteries, we may require capital to pay our outstanding debt.  To date, we have funded our operations through loans made or guaranteed by affiliates, through the sale of equity in our Irish subsidiary and from third-party loans.  The affiliates who previously funded our operations or guaranteed our debt have advised us that they will not continue doing so.  Further, the majority of past investment or debt into our Company was made through NM-PLC because that company's ordinary shares had been listed on the AIM Market.  The delisting of NM-PLC's shares from the AIM Market likely will render it more difficult to obtain capital through that entity.

The instruments governing our debt grant a security interest in all of our assets and if we commit a material default under these instruments, our lender would be entitled to take title to all of our assets.

Generally, the ability to obtain or raise additional financing depends on many factors beyond our control, including general economic conditions, the state of the capital markets, the status of our business and the development or prospects for development of competitive business operations by others.  Additional financing may not be available or may be available only on unfavorable terms.  If the Company is unable to obtain or raise additional funds when needed, the Company may have to curtail operations and may lose valuable business opportunities which could harm our reputation and negatively impact our financial condition and results of operations.

Our financial performance depends upon our ability to win new contracts to operate lotteries.

We currently operate a lottery for one client.  We had been party to numerous other contracts, several of which we abandoned upon changes in government regulation relating to electronic lotteries (Brazil and Venezuela) and others because we did not have the financial resources to develop and implement the lottery.  In order to achieve profitability, we will have to win contracts to develop electronic lotteries in other jurisdictions and successfully implement and operate these lotteries.  We will require substantial financing to achieve these objectives, which we are not certain will be available to us. If we do not win new contracts to develop and implement new lotteries or if we do not generate meaningful revenue from any new contracts, our business will suffer.

Government regulations and other actions affecting the lottery industry could have a negative effect on our business.

Lotteries are official, government authorized/licensed fundraising organizations.  Lotteries are subject to extensive and evolving regulation that govern nearly every aspect of operation, including the nature of the games that can be played, the percentage of prizes that must be paid and the qualifications of the operators.  Changes in regulations could materially and adversely impact our industry and business. For example, proceeds generated by lotteries are dependent upon decisions made by lottery authorities over which we have no control with respect to the operation of these games, such as matters relating to the marketing and prize payout features of these lottery games.  Because we are typically compensated in whole or in part based on a gross lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on our revenues.

Our prospective clients encompass, in large part, developing countries where the Internet may only recently have become widely available and accepted.  In some cases, the evolution of the Internet and electronic media in developing countries has outpaced existing gaming and lottery regulations.  New and evolving regulations pertaining to the Internet, electronic media and online gaming may be enacted that negatively impact our ability to gain contracts and operate in these jurisdictions.  New regulations adopted in Brazil and Venezuela caused us to discontinue our projects in these countries.

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

We have agreed to issue shares of preferred stock in connection with the credit facility made available to us by Trafalgar.  It is likely that the preferred stock we issue will have preferences over the common stock as to matters such as liquidation and distribution and that it will be convertible into common stock on terms favorable to the holders of the stock.

As additional consideration for the credit facility made available to us by Trafalgar (subsequent to year end), we agreed to issue to Trafalgar shares of our preferred stock.  We currently are negotiating with Trafalgar to establish the rights designations, preferences and the qualifications, limitations and restrictions of the preferred stock but have not yet concluded such negotiations.  It is likely that the preferred stock we issue to Trafalgar will have preferences over the common stock upon a liquidation of our assets and upon the payment of any distributions or dividends (or other assets) to stockholders which would restrict cash or assets available for us to distribute or pay to holders of common stock upon any such event.  The preferred stock may also grant to the holders favorable redemption provisions or certain rights with respect to proceeds received from the sale of our Company or upon any merger of our Company with another entity.  These rights would adversely encroach upon the rights of the holders of the Common Stock.  Moreover, the preferred stock likely will be convertible into common stock on terms favorable to the holder of the preferred stock such that the preferred stock would be convertible into common stock at some discount to an established independent price or value for the stock, such as the trading price on the OTCBB.  The conversion of the preferred stock into common stock could result in significant dilution to the holders of the common stock.

We have no independent audit committee.  Our full board of directors functions as our audit committee and is comprised of two directors who are not considered independent.  This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of directors who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  If our board of directors does not adequately satisfy its duties as an audit committee, our Company may fail to notice issues relating to corporate governance matters, may fail to implement and enforce processes relating to our risks and controls, may be unsuccessful in its efforts to oversee financial reporting or otherwise fail to adequately evaluate internal and independent audit processes.  Any such failures could result in the emergence of or failure to detect material weaknesses or deficiencies in our financial controls and procedures and which could lead to misstatements in our financial statements or other materials that we file with the SEC.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

Commencing with the filing of our annual report on Form 10-K with the Securities and Exchange Commission, or SEC, for the year ending April 30, 2010, both we and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  While we anticipate being compliant with the requirements of Section 404 for our fiscal year ending April 30, 2010, we cannot be certain as to the impact negative conclusions in our report or our auditor's report thereon may have on our operations.

Our failure to comply with the requirements of Section 404 on a timely basis could:

•
cause us to be unable to satisfy our reporting obligations under the Exchange Act on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by regulatory authorities, such as the Securities and Exchange Commission;

•	cause our independent registered public accounting firm to report a material weakness in our internal control over financial reporting;

•	result in the diversion of management time and attention from operating our business and require us to allocate substantial financial resources to compliance and remediation measures;

•	make it more difficult and costly to attract and retain independent board members;

•
cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could make it more difficult to finance our operations through the sale of equity or debt and erode the price of our stock; and

•
cause us to incur significant costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff, any of which would increase our operating expenses and would negatively affect our results of operations.

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

You may not be able to sell your shares of common stock due to the absence of a liquid trading market and thus you may never realize any monies from holding these securities.

Our stock is admitted to quotation on the Over-the-Counter Bulletin Board, however, there has been little trading to date.  Consequently, we do not consider there to be an established trading market for our common stock.  If no active trading market develops for our common stock, holders of our common stock will have to rely on the appreciation thereof to realize any monies from holding these securities.

Our common stock may be considered a “Penny Stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 2. Properties.

The Company leases approximately 500 square feet of office space at 1400 Technology Drive, Harrisonburg, Virginia.  The Company leases space on a month to month basis at a monthly rent of $1,000, which includes electric, local telephone and internet access.  There is no lease agreement between the parties.  The office building at which the Company leases the space is owned by an entity in which Nathan Miller is a principal.  Mr. Miller is a former affiliate of the Group by virtue of having been an officer and director of the Company and NMLS-LTD.

The Company also leases approximately 2,659 square feet of office space in Calgary, Alberta, Canada at a monthly rent of $6,875.37 (Canadian) pursuant to a lease that expires on December 31, 2011 .  We also lease an office in Dublin, Ireland at a cost of 1,100 euros per month through March 30, 2010.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2009, our board of directors and stockholders holding approximately 70% of our outstanding common stock executed written consents in lieu of a meeting to approve an amendment to our certificate of incorporation (the “Amendment”) to increase the number of authorized shares of common stock we may issue from 50,000,000 shares to 150,000,000 shares (the "Share Increase").  The consents constituted the only stockholder approval required for the Amendment under Delaware corporate law and our certificate of incorporation and bylaws.

The Company filed an information statement with the Securities and Exchange Commission describing the merger and the action taken by written consent, a copy of which was sent to each stockholder prior to the filing of the amendment to the certificate of incorporation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was admitted for quotation on the OTC Bulletin Board in July 2005 under the symbol NWMD.  Since the commencement of trading through the end of the fiscal year ended April 30, 2009, there has been only de minimus trading in our stock and that any activity to date represents cross trading of stock among existing investors or their affiliates.   Consequently, we do not consider there to be an established trading market for our common stock.

Holders

At August 13, 2009, there were 47 record holders of the Company's common stock.  The number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, brokers and clearing agencies.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of April 30, 2009, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

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

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

During the year ended April 30, 2009, we did not issue any securities.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

The Company designs, builds, implements, manages, hosts and supports web, kiosk and wireless device based lottery programs operated by governments and charitable organizations outside of the United States.  We commenced providing services to clients in August 2003 and began generating revenues from long-term agreements with our clients during the 2006 fiscal year.  We also develop and provide lottery products and content to Internet-based kiosks for third parties.

Our business is highly regulated and the competition to secure new contracts is intense.  All of our clients are outside the United States.  In addition, substantially all of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States.  Accordingly, we are subject to all of the risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate or propose to operate; exchange controls or other currency restrictions and exchange rate risks; and political instability.  Unless we begin recognizing substantially more revenue from operations or develop an additional source of revenue, we will have difficulty repaying our outstanding debt.

Review of Annual Operations.

Key Events

The last fiscal year was a decidedly mixed one for the Company.

Though our net revenues from operations declined during the last fiscal year, the decrease was attributable entirely to a change in policy with respect to how we account for royalty payments to the provider of our electronic bingo system, a discussion of which is set forth in the results of operations section, below.  During the 2009 period, Rehab Ireland experienced a 36% increase in player deposits and an 8% increase in site sales over the previous year.  It does not appear that the recession impacted our business to the degree other industries were hit.  These increases cause us to look forward with high expectations for a continuing improvements in our business and operational revenue in light of the existing and anticipated affiliate programs.

During the first and second fiscal quarters, we received loans from Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar) in the aggregate principal amount of approximately €2.45 million (the "Loans"). This funding allowed us to move beyond reliance on the financial support of our principal stockholders, who had provided, directly or indirectly, or guaranteed the majority of our capital since our inception.

Over the last year, we implemented programs to expand the reach of our lottery client's site to acquire more players.  Our business is predicated on the number of players that deposit funds with and play games on our client's site.  An increase in player traffic results in higher revenue.  Players are acquired either by direct advertising through traditional media, the more expensive route, or through affiliate programs that drive players to our client's site or allow them to play games offered by our client.  We have successfully initiated affiliate programs with well-known third parties to drive traffic, and wagering players, to our client's site.  Affiliate programs in partnership with third parties allow us to leverage our partners' customers and acquire players at a significantly lower cost than traditional advertising media and are, typically calculated on the basis of a monthly fee and the distribution of a percentage of the proceeds generated from a partner's customers.  This program benefits our partners because it allows them to generate an additional revenue stream from existing customers.  In addition, we incorporated other electronic media (blogging, Facebook and Twitter) into our marketing repertoire to increase player base and reduce the cost of player acquisition.

In contrast to the many positive advances made during the last year, projects that we had been developing over the last several years and which factored significantly into our revenue forecasts for fiscal 2009 and beyond have not come to fruition.  In some cases, we have abandoned these projects entirely and recognized the loss of our entire investment (lottery projects in Brazil and Venezuela).  In other cases, the projects have not progressed as quickly as we had been lead to believe or we had expected they would (the wide-scale release of server based gaming terminals in Ireland and England under our contract with Inspired Gaming Network).

Though the Loans came at a high cost, which was to be expected in view of the risks that our financial condition presented to the lender, management believed that we could leverage the funds to a significantly better end.  Specifically, that the proceeds from the Loans would enable us to generate significantly more revenue from our Irish client’s operations and enable us to win a contract to develop and implement a national electronic lottery for a mid-European country.

We were not able to commit as much of the funding as we desired to market our Irish client’s lottery, electing instead to focus our efforts on winning a large national contract to develop and operate an electronic lottery for a new client.  Accordingly, the temporary increase in cash allocated to marketing our Irish client did not yield the long-term impact we had hoped.

Our efforts to win a contract to operate a national lottery for a mid-European country has been delayed as a result of the downturn in the world economy over the last twelve months.  During late 2008 and early 2009, this country elected to defer spending on new ventures until financial conditions improved.  We had been developing this prospect for over one year and believed this business could represent a significant source of near-term revenue, both because we could have implemented the program rapidly and that it would have enjoyed the support of the national government.  We continue to work closely with the country on this project and may find a mutual way forward later this year.

  Our project with Inspired has not progressed as quickly as we had hoped. Inspired enjoys an excellent reputation in Europe and we believed that as of this date many more electronic gaming terminals would have deployed and that we would have been recognizing material revenue from this project.  As of August 1, 2009, Inspired had placed approximately 100 terminals throughout Ireland but committed to place up to an additional 400 machines by year end.  Inspired has informed us that it has retained independent distributors throughout Ireland to expedite deployment of these devices.  The fees payable to these distributors may reduce revenue available for distribution to us.

During the last year, we abandoned projects to develop lotteries in Brazil and Venezuela and recognized the loss of our entire investment.  In both instances, we attribute the failure of the projects to the enactment of governmental regulatory actions that directly impacted our industry and frustrated the development of the projects.  We had invested significant financial and personnel resources in these projects and the loss of these opportunities detrimentally impacted our business in the short- and long- term.  In connection with our Brazilian operations, the Company ceased efforts to recover cash from its bank accounts in Brazil and the account balance was written off as an expense.

Many of the prospects discussed above had been under development for nearly three years and we believe the aggregate of the business they represented would have resulted in a significant near-term source of revenues.  We believe that if our projects had reached operational maturity, we would be generating revenue sufficient to support our administrative overhead, service our debt and grow our business.  Specifically, by the date hereof, we had expected Inspired to have placed its server based gaming terminals in significantly more locations than its current circulation and that we would have been operating profitable lotteries in Brazil and Venezuela.  Revenues from these operations would have provided cash to further promote our Irish lotteries and possibly would have been sufficient to allow us to pursue new business.

In anticipation of the projects referenced above coming into profitable operation, in 2005, NM-PLC sold ordinary shares in London (from which it netted proceeds of $2,132,694) and listed the shares on the AIM Market.  The shares were suspended from trading on March 13, 2009.  The listing was achieved at great initial and ongoing expense, the aggregate of which has exceeded $2.6 million.  We believe that we never derived the benefits we were lead to believe we would accrue from the AIM listing, including exposure to a market and investment community that understood and would be receptive to our business model.

As referred to earlier, the Loans came at a high cost.  Direct fees and expenses payable in connection with the Loans, consisting principally of facility commitment fees, structuring fees, due diligence fees and professional fees payable to the lender and finder's fees in each instance payable to a third party, aggregated approximately €370,092.  In addition, each payment of principal made on the Loans is accompanied by a fee applicable to the redemption of the instrument governing the loan in the amount of 12.5%.  The monthly payments have proven to be more than the Company can manage.

The confluence of the foregoing has resulted in considerable negative economic repercussions to our Company over the last fifteen months and has left our Company in a precarious financial condition.  In the third fiscal quarter, the monthly costs and expenses associated with our debt and incurred in connection with our operations exceeded our revenue and financial resources and we succumbed to a default under the loan agreements with Trafalgar.  Thereafter, the Company entered into various agreements with its lenders to restructure all outstanding debt, as described below.

Default on Loans and Debt Restructuring

On December 31, 2008, the Company defaulted under the various agreements governing the Loans (collectively, the "Loan Documents") for failing to make payments when due.  Each of the Loans bears interest at the rate of 8% per annum and each payment of principal and interest is subject to a redemption premium of 12.5%.  The first loan, by its terms, reached maturity in May 2010 and the second loan in April 2010.  As security for the Loans, various constituents of the Company granted to Trafalgar (i) security interests in all of their assets, (ii) pledged all of the shares owned in NM-LTD and (iii) entered into guarantees in favor of Trafalgar.  The default under the security documents triggered Trafalgar's right as a secured creditor.

In March 2009, each constituent of the Company entered into a Loan Facility Restructuring Agreement in favor of Trafalgar (and other agreements amending the terms of the existing Loan Documents) under which payments during the period December 30, 2008 through June 30, 2009 would be deferred and resume as of July 31, 2009 in the amounts provided for in the agreement.  In addition, Trafalgar extended the maturity date of the October 2008 loan from April 30, 2010 to October 31, 2010.  In consideration of the indulgence granted by Trafalgar, the Company agreed (i) to pay Trafalgar a restructuring fee of €150,000, half of which was to be added to the principal amounts outstanding principal balance of each loan, (ii) NM-US guaranteed the entire amount due under the Loans agreement and (iii) NM-US pledged all of the shares it owns in NM-PLC to Trafalgar.  In addition, Milton Dresner and Joseph Dresner agreed to transfer an aggregate of 9,005,700 shares of NM-US common stock registered in their names to Trafalgar.

We did not make the payments required under the restructured Loan Documents on July 31, 2009.  We had advised Trafalgar of our inability to make such payment prior thereto and Trafalgar did not call a default under the Restructuring Agreement or amended Loan Documents.  Rather, by letter dated August 11, 2009, Trafalgar agreed to further defer and also restructure the payments due under the May 2008 and October 2008 loan documents which are to resume commencing October 30, 2009.

Events Occurring after the Conclusion of the Fiscal Year

On July 20, 2009, the Company entered into a letter agreement under which Trafalgar agreed to make available $1 million working capital line of credit whereby it agreed to purchase convertible debentures from the Company up to such amount for a period of up to two years ending on July 20, 2011, subject to the execution of definitive agreements that are described in the following paragraph (the "July 20 Letter Agreement").  As a material inducement for Trafalgar to enter into this agreement, the Company agreed to issue to Trafalgar 2,000,000 shares of preferred stock having a stated value of $1.00.  The July 20 Letter Agreement makes reference to preliminary terms with respect to the preferred stock which are described under "Item 9B. Other Information," which section also provides a more complete description of the terms of the debentures to be issued and the other agreements executed by the parties in connection with the line of credit and the purchase of the debentures.  The parties expect to negotiate the definitive terms of the preferred stock promptly.

On July 23, 2009, each constituent entity comprising the Company, Milton Dresner, Joseph Dresner and Trafalgar entered into an agreement to restructure all of the Company's debt, a description of which is provided under “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions."  Under this agreement, Milton Dresner and Joseph Dresner agreed to convert an aggregate of approximately $6,112,633 of principal owed to them by the Company into shares of the common stock of NM-US.   The debt converted included (i) the amounts owed to them under a series of promissory notes made by the Company during the period March 2006 through March 2008, (ii) the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and (iii) the amount of principal assumed by the Dresners under a promissory note made by the Company in favor of Comerica Bank in the amount of $1.9 million dated February 20, 2009 (the "Comerica Note").  In consideration of the benefits conferred upon the Company as a result of the actions taken by the Dresners in (i), (ii) and (iii), above, the Company issued an aggregate of 9,005,700 shares of Common Stock to them.  The elimination of the debt described above significantly improved our balance sheet.

Also pursuant to this agreement, among other things, Trafalgar agreed to make available to the Company a $1,000,000 credit facility for a period of two years ending on July 20, 2011 under the terms of a Securities Purchase Agreement.  The credit would be made available upon the request of the Company, which request could be accepted or rejected by Trafalgar in its sole discretion.  In consideration of the funds provided, the Company would issue to Trafalgar a debenture in the principal amount of the loan that bears interest at the rate of 10% per year and that matures on July 20, 2011, provided that upon the completion of any capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under outstanding debentures would be due and payable.   The Company received the first draw down in the gross amount of $300,000, which the Company received on July 22, 2009.  The credit shall be available to the Company through a period ending on July 20, 2011.  A description of the credit facility is provided under "Item  9B. Other Information.”  We expect to use any credit made available to us under this line for working capital.

Results of Operations.

Comparison of the Fiscal Years Ended April 30, 2009 and 2008

As reported in our financial statements to this Annual Report on Form 10-K for the year ended April 30, 2009, the Company reported a $2,963,588 net loss after minority interest on $1,120,833 in net revenues.  The Company decreased cash $146,513, leaving $69,233 in cash at April 30, 2009.  For fiscal year 2009, operations used $2,687,878 in cash.

The Company’s cash and accounts receivable equal $157,355 in available resources to fund $702,595 in accounts payable and accrued expenses.  While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2010 to fund the cash shortfall, particularly to pay amounts due under outstanding loans as they become due.  As of April 30, 2009, current liabilities exceeded current assets by $8,780,935.

Net revenues decreased by $199,478 to $1,120,833, or about 15% over the last fiscal year.  The decrease in Company revenue is directly affected by the change in royalty payment policy discussed below in website expenses.  The decrease in revenues associated with this policy change is approximately $243,000.  Revenues are a significant item in the financial statements and will continue to fund the Company’s operating expense deficit.

General and administrative expense decreased by $11,196 to approximately $1.1 million.  For 2009, professional fees decreased $62,412 to $577,831, or 10%. This decrease resulted from management’s ability to handle additional functions that previously had been contracted to professionals.

Website expenses decreased by $390,824 to $895,547, or 30%.  In prior years, the Company paid all Parlay royalties associated with the bingo website.  This arrangement was renegotiated such that the royalties are now paid by Rehab Bingo from the gross proceeds and before our commission.  This change resulted in a decrease in expenses of approximately $243,000

Comparison of the Fiscal Years Ended April 30, 2008 and 2007

As reported in our financial statements for the year ended April 30, 2008, the Company reported a $2,599,557 net loss after minority interest on $1,320,311 in net revenues.  The Company increased cash $19,489, leaving $215,746 in cash at April 30, 2008.  For fiscal year 2008, operations used $2,518,887 in cash.

The Company’s cash and accounts receivable equaled $549,523 in available resources to fund $826,260 in accounts payable and accrued expenses.  While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2009 to fund the cash shortfall.  The Company must also refinance their $1,900,000 third party debt in fiscal year 2009.  As of April 30, 2008, current liabilities exceeded current assets by $6,731,796.

Net revenues increased by $748,316 to $1,320,311, or about 131% over the last fiscal year.  Revenues have now become a significant item in the financial statements and will contribute to funding the Company’s operating expense deficit.

General and administrative expense decreased by $284,607 to approximately $1.1 million, representing a 20% decrease from the previous fiscal year.  While G&A expenses decreased in several areas, the most significant decrease resulted from decreased travel expenses which decreased $100,850 to $101,862 or nearly 50%.

For 2008, professional fees decreased $287,968 to $640,243, or 31%. This decrease resulted from management’s ability to handle more professional functions internally which were previously contracted to outside professionals.  Additionally, the Company did not engage in any major restructurings or financing actions as previously conducted.

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

Liquidity and Capital Resources.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between April 30, 2009 and April 30, 2008, respectively.

All amounts set forth in the table below are delineated in US Dollars.

	30-Apr-09	30-Apr-08	$ Difference	% Difference
	(Audited)	(Audited)
Working Capital (deficit)	(8,780,935)	(6,731,769)	(2,049,139)	-30%

Cash	69,233	215,746	(146,513)	-68%
Accounts receivable	88,122	333,777	(245,655)	-74%
Prepaid assets	17,280	82,508	(65,228)	-79%
Total Current Assets	174,635	635,031	(460,396)	-72%
Property and Equipment	93,287	161,510	(68,223)	-42%
Total Assets	740,826	796,541	(55,715)	-7%
Accounts payable and accrued expenses	702,595	826,260	(123,665)	-15%
Total Current Liabilities	8,955,570	7,366,827	1,588,743	22%
Total Liabilities	9,471,190	7,366,827	2,104,363	29%
Net Cash Used by Operating Activities	(2,687,878)	(2,518,887)	(168,991)	7%
Net Cash Used in Investing Activities	(39,460)	(39,917)	457	-1%
Net Cash Provided in Financing	2,354,828	2,600,000	(245,172)	-9%

During fiscal 2009, we used approximately $2.68 million in our operating activities.  We allocated our capital among payroll and related expenses (approximately $1 million), professional fees (approximately $570,000) and, marketing expenses (approximately $685,000).  We have historically supported our operations from cash provided from the sale of securities by NM-PLC and from third party loans extended to NM-PLC as well as from loans provided or guaranteed by our principal stockholders.

Over the last six months (including the three-month period after the end of the last fiscal year), we have taken a number of steps to reduce our operating expenses.  For example, by allowing our AIM listing to lapse, we will reduce both the amount of independent directors fees payable (which were approximately $115,000 last year) and professional expenses that we otherwise would have incurred in connection with our off-shore operations (which were approximately $300,000 last year).  In addition, we reduced our staff by five persons and the remaining management and staff accepted a 10%-20% cut in salary.  We also have reduced the amount of funds we allocate to purchases of equipment.  Our lease in Ireland will expire this year and we do not intend to maintain an office there until our financial condition improves.  Since the end of the fiscal year, we entered into agreements to eliminate approximately $6.1 million in debt and the associated interest expense.

During the next twelve months, we expect to allocate the majority of our available capital to the repayment of debt outstanding to Trafalgar and expenses related thereto.  We also will require funds to pay salaries and consulting fees; for marketing expenses attributable to our lottery operations and for other service fees in connection with our lottery operations, including website hosting and site maintenance.

We expect to generate cash for operations principally from revenue from managing our client's lottery.  We believe that the affiliate programs, now in place and that we expect to initiate over the next twelve months, will continue to increase player traffic on our client's sites that will result in more revenue to us.  We also expect to experience an upswing in fees from gaming terminals as our operating system and games are now established and seemingly are being well-received by the industry.  We hope to receive proceeds under the Trafalgar credit facility, of which there is up to $700,000 available to us as of August 13, 2009, though any further draw downs under the facility are at Trafalgar's sole option and we cannot be certain it will extend further credit to us.  We will seek to leverage our OTC Bulletin Board listing by raising funds from the sale of securities in the United States.  We also will seek to secure funding from off-shore and non-traditional sources.  To the extent we have an opportunity to develop a lottery for a new client; we will seek to fund it through local investors who have a vested interest in the success of the operation.

We are not certain we will have or identify capital sufficient for all the purposes we require.  We expect to incur losses for the 2010 fiscal year.  In light of our financial performance and condition and debt structure, as depicted in the table above, it will be difficult to access capital.  Affiliates who had loaned funds to our Company or guaranteed third party loans made to our Company have indicated that they will no longer make funds available to us or guarantee any further loans.   We have granted a security interest in all of our properties to Trafalgar in connection with all of the loans outstanding to it and if we are unable to pay principal and/or interest under these loans as it becomes due, we may default under the loans and lose all of our assets.

Contractual Obligations.

The following table presents our contractual obligations and commercial commitments as of April 30, 2009:

Payments Due By Period
(all amounts in $)
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases
Operating Leases	418,535	284,506	134,029
Loans Payable – Comerica (1)	4,000,000	4,000,000
Loans Payable – Affiliates (2)	2,110,000	2,110,000
Loans Payable – Trafalgar (3)	2,140,740	1,625,120	515,620
Loan Payable – Third Party	183,177	183,177
Total Contractual Cash Obligations	8,852,452	8,202,8036	649,649

(1) The total amount due to Comerica Bank under three promissory notes was either repaid or assumed by Milton Dresner after the end of the period covered by this report.  See "Related Party Transactions."
(2) Includes $1,217,500 owed to Milton Dresner and $882,500 owed to Joseph Dresner, all of which was converted into shares of common stock in July 2009 and $10,000 owed to John Carson.
(3) Net of discounts (see footnotes) but does not include $300,000 loaned to the Company in July 2009.

Recent Accounting Developments.

We refer readers to the footnote tilted "Recent Accounting Developments" appearing on page F-9 of our audited financial statements accompanying this report.

Critical Accounting Policies.

We refer readers to the footnote tilted "Critical Accounting Policies" appearing on page F-8 of our audited financial statements accompanying this report.

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

Additionally, the Company will, in certain contracts, advance marketing costs and prize seeding funds to a lottery.  To the extent the Company reasonably anticipates repayment; these seeding funds are recorded as an asset.  Where repayment is not ascertainable, these advanced funds are expensed.  For lotteries where marketing funds are expensed, any repayment of those funds will be recognized as revenue upon receipt.

Financing Activities During the Last Fiscal Year.

During the 2009 fiscal year, we received financing from the following sources:

•	Trafalgar loaned the Company the aggregate principal amount of €2.45;

•	Milton Dresner, an affiliate, loaned the Company the aggregate principal amount of $600,000; and

•	John T. Carson, an affiliate, loaned the Company $10,000.

Trafalgar Loans

In June 2008, the Company borrowed the sum of €1.3 million from Trafalgar and in November 2008, we borrowed an additional €1.15 million.  We realized net proceeds from the Loans of €2,079,908 after paying direct fees and expenses payable in connection with the Loans, consisting principally of facility commitment fees, structuring fees, due diligence fees and professional fees payable to the lender and finder's fees in each instance payable to a third party, which aggregated approximately €370,092 (this amount does not include expenses associated with the issuance of warrants or shares in NM-PLC to Trafalgar and a third party, nor does it include a €150,000 restructuring fee levied in March 2009 as described above).

The documents governing the Loans are alike in all material respects and provide that the amounts outstanding bear interest at the rate of 8% per year, are payable in equal monthly installments of principal and accrued interest and that each payment of principal and interest is subject to a redemption premium of 12.5%.  The Company may redeem any and all outstanding amounts of the Loan at a premium of 12.5% at any time on three days advance notice.  The November loan originally matured in April 2010, though said date was deferred to October 2010 under the Restructuring Agreement described above, and the June loan matures in May 2010.  As security for the Loans, various constituents of the Company granted to Trafalgar (i) security interests in all of their assets, (ii) pledged all of the shares owned in NM-LTD and (iii) entered into guarantees in favor Trafalgar.

The amounts outstanding under the loan are convertible at the option of Trafalgar into ordinary shares of NM-PLC, provided that such shares are eligible to trade on the AIM market operated by London Stock Exchange plc.  At the date of this report, such shares were suspended from trading on the AIM Market.  The Loans are convertible at a conversion price equal to the lower of (i) the 120% of the VWAP (as defined below) on certain dates or if no VWAP is available on such dates, the closing bid price on such dates and (ii) 85% of the lowest daily closing VWAP for the five consecutive trading days prior to the date on which Trafalgar gives notice of its intention to convert. For purposes of the loan documents,  "VWAP" is defined as the volume weighted average price (as reported by Bloomberg) of the ordinary shares on AIM for that trading day.

As additional consideration for the Loans, NM-PLC issued to Trafalgar warrants to purchase up to 4.5 million ordinary shares at a price 5 pence per share at various times through October 2010.   If the warrants are not exercised, New Media PLC is required to pay the lender a total of £180,000.

In connection with the Loans, certain existing lenders to the Company and a subsidiary of NM-PLC, including Milton Dresner and Joseph Dresner, who are affiliates of the Company, agreed to subordinate loans due to them and Milton Dresner agreed to guarantee all amounts due to Comerica Bank under various promissory notes in the aggregate principal amount of $4 million.

We used the proceeds of the loans for working capital and, as required, to pay amounts due under the loan agreements.

As described elsewhere herein, in March 2009, we entered into a series of restructuring agreements with Trafalgar to cure the continuing defaults and materially modified the November 2008 loan documents.  Under the restructuring agreements, among other things, the maturity date of the November 2008 Loan was extended from April 30, 2010 to October 31, 2010 and the monthly payments of principal and interest were suspended until July 2009.

As a result of the above described transactions with Trafalgar Capital, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  The value of the beneficial conversion feature was determined using the intrinsic value method.  In accordance with EITF 00-27 paragraph 6, when detachable warrants are associated with the issuance of convertible debt, the ratios of the relative fair values of the convertible debt and detached warrants are allocated to the proceeds received, with those amounts being recorded in the paid-in-capital accounts of the balance sheets of the Company. The amount recorded as a discount to the convertible debt was $1,210,793. This amount consists of $1,141,679 related to the beneficial conversion features of the convertible debt and $69,114 related to the allocation to the value of the detachable warrants associated with the issuance of the debt. The discount is being amortized over the 2 year term of the convertible debt; accordingly, the Company recorded $439,582in expense for the accretion of the discount during the year ended April 30, 2009.

Milton Dresner Loans

During the last fiscal year, Milton Dresner extended a series of short-term loans to the Company in the aggregate principal amount of $600,000. The loans were repayable with interest calculated at the rate of 5¼% per annum.  As of April 30, 2009, the Company owed Mr. Dresner $300,000 in regards to this loan.   On July 23, 2009, Mr. Dresner converted the outstanding amount into common stock as described above under the heading "Debt Restructuring.".

John T. Carson

During the last fiscal year, John T. Carson loaned the Company $10,000 which was repayable with interest calculated at the prime rate of interest plus 3% per annum.  The Company repaid the entire loan in July 2009.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements or commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009, on February 18, 2009 NM-US was notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”) joined Chisholm, Bierwolf & Nilson, LLC (“CBN”) which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as NM-US’s independent registered public accounting firm and CBNM was formally engaged as its new independent registered public accounting firm.

The decision to retain CBNM as the Company’s certifying public accountant following this event was authorized and approved by the board of directors of the Company.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision of our Chief Executive Officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, our management concluded that, as of April 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all misstatements or instances of fraud.   Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.   However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2009, our management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, management concluded that, during the period covered by this report, our internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This flaw in the design or operation of our internal control over financial reporting adversely affected our internal controls and may be considered to be a significant deficiency.

The elements of our internal controls and procedures and internal control over financial reporting that our management considered to be deficient under the standards of the Public Company Accounting Oversight Board were: (1) a lack of a functioning audit committee (arising from the fact that we have no independent/outside directors on our board of directors), which resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) an inadequate segregation of duties consistent with control objectives; (3) the lack of documented risk assessment policies and procedures and (4) a Company-wide lack of familiarity with technical accounting issues arising from insufficient resources to retain personnel that possess the expertise to have detected the accounting issues related to the proper accounting of convertible debt.

Our management believes that the deficiencies enumerated in items (2) and (3) above did not have a material effect on our financial results.  However, our management believes that the lack of sufficient resources to identify and properly address technical accounting and reporting issues related to the accounting for convertible debt is a significant deficiency that resulted in a material misstatement in our financial statements as detected by our auditors and subsequently corrected.  Additionally, the lack of a functioning audit committee comprised of a majority of outside directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which also could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified deficiencies and enhance our internal controls, we have initiated, or plan to initiate upon the receipt of sufficient funds and increase in operations, the following series of measures:

·	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function;

·
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2010, pending the availability of resources to accomplish this goal.  Additionally, we plan to test our updated controls and remediate our deficiencies by April 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

For certain additional information relating to transactions with related parties that occurred after the end of the period covered by this report, we refer readers to "Item 13. Certain Relationships and Related Transactions, and Director Independence."

On July 20, 2009, the Company entered into a letter agreement under which Trafalgar agreed to make available $1 million working capital line of credit whereby it agreed to purchase convertible debentures from the Company up to such amount, subject to the execution of definitive agreements that are described in the ensuing paragraph (the "July 20 Letter Agreement").  As a material inducement for Trafalgar to enter into the letter agreement, the Company agreed to issue 2,000,000 of preferred stock having a stated value of $1.00.  The July 20 Letter Agreement makes reference to certain preliminary terms with respect to the preferred stock to be issued to Trafalgar, subject to the negotiation of more definitive terms and the filing of an amendment to the Company's certificate of incorporation.  As contemplated in the July 20 Letter Agreement, the preferred stock (i) would rank senior to any and all other capital stock of the Company with respect to rights upon liquidation, winding up and dissolution; (ii) would be convertible, at the option of the holder thereof into shares of common stock at a conversion price equal to the lower of (a) $0.05 (the "Fixed Conversion Price") and (b) a 15% discount to the lowest daily closing Volume Weighted Average Price of the common stock as reported by Bloomberg, LP during the five trading days after the conversion date; (iii) the holders of the preferred stock would have the right to vote upon any matter submitted to a vote of the holders of common stock with the holders of all other classes and series of capital stock of the Company entitled to vote on such matter, taken together as a single class, and would be entitled to cast votes equal to the number of shares of common stock into which the preferred stock is then convertible if it were to be converted at the Fixed Conversion Price, and (iv) the holders of the preferred stock would be entitled to receive dividends in an amount equal to the amount of dividends such holders would have received if each share of preferred stock had been converted into common stock at the Fixed Conversion Price.  The parties expect to negotiate the definitive terms of the preferred stock promptly.

On August 13, 2009, the Company entered into a series of agreements with Trafalgar with respect to a credit facility that it agreed to extend to the Company in the agreement executed on July 20, 2009.  The various documents, including a Securities Purchase Agreement, a Secured Convertible Redeemable Debenture and Security Agreement, are deemed to be effective as of July 20, 2009.

Under the Securities Purchase Agreement, or Purchase Agreement, Trafalgar agreed to make available to the Company credit in the amount of up to $1 million for a period of two years ending on July 20, 2011, which credit is and shall be evidenced by Secured Convertible Redeemable Debentures, or Debentures.  The Company received an initial draw down of $300,000, for which it issued a Debenture to Trafalgar in said amount on August 13, 2009 (effective as of July 20, 2009).  The Company may exercise future draw downs under the Purchase Agreement by delivering a Draw Down Notice to Trafalgar, which shall be subject to acceptance or rejection by Trafalgar, in its sole discretion, within five calendar days (a "Settlement Date").  Once accepted, Trafalgar is obligated to deposit the amount of the funding into an escrow account to be released upon the issuance of a Debenture in the principal sum of the Draw Down, which must be within five calendar days of acceptance of a Draw Down Notice.  If a Debenture is not timely delivered by the Company, the Company shall pay to Trafalgar, as liquidated damages for such failure to deliver and not as a penalty, 2% of the amount of the Draw Down for each seven calendar day period, or part thereof, following such failure, in cash, until the Debentures have been delivered.  Such amount may be subtracted by Trafalgar from the amount of the Draw Down for which the Debenture is being delivered.

In connection with the sale of the Debentures, the Company agreed to issue shares of preferred stock to Trafalgar under the Purchase Agreement.  The Company and Trafalgar are negotiating the rights designations, preferences and the qualifications, limitations and restrictions terms of the preferred stock but have not yet concluded such negotiations.  It is likely that the preferred stock we issue to Trafalgar will have preferences over the common stock upon a liquidation of our assets, upon any merger of our Company with another entity and upon any distributions or dividends (or other assets) paid to stockholders which would restrict cash or assets available for us to distribute or pay to holders of common stock upon any such event.  Moreover, the preferred stock likely will be convertible into common stock on terms favorable to the holder such that the preferred stock would be convertible into common stock at some discount to an established independent price or value for the stock, such as the trading price on the OTCBB.

The Debentures bear interest at the rate of 10% per annum and mature on July 20, 2011.  In addition, upon the completion of any capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under outstanding Debentures plus the applicable redemption premium (as described below) on the amount redeemed will become immediately due and payable. The principal amount of the Debenture, plus accrued interest thereon, is convertible, in whole or in part of the, into shares of common stock in an amount equal to the quotient obtained by dividing the outstanding amount of the Debenture to be converted by the Conversion Price.  “Conversion Price” means the lower of (a) 100% of the Volume Weighted Average Price (“VWAP”) of the common stock on the day prior to July 20, 2009 and (b) a fifteen percent (15%) discount to the lowest daily closing VWAP of the common stock during the five trading days after the date set forth in the conversion notice.

The holder of the Debentures will not have the right to convert more than $50,000 of the principal amount of the Debenture plus accrued interest per week.  In addition the Company may not affect any conversions of Debentures and the holder shall not have the right to convert any portion of its Debenture or receive shares of common stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment the holder (when aggregated with any its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

The Company may redeem the Debentures, in whole or in part, at any time by providing the holder with three days advance notice and by paying the unpaid principal and interest accrued to the date of a redemption and a 12.5% redemption premium on the amount redeemed so long as our common stock is trading below the fixed conversion price (as defined in the Debenture) at the time it receives the redemption notice.

In connection with the $300,000 Debenture issued on August 13, 2009, commencing on October 30, 2009 and in each month thereafter through July 20, 2011, the Company is required to pay Trafalgar (i) $13,864.58 of outstanding principal, plus (ii) applicable accrued interest on the outstanding balance as of such payment date, plus (iii) the redemption premium on the principal amount redeemed.  In addition, if the Company successfully completes a capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under the Debentures plus a redemption premium on the amount redeemed shall be immediately due and payable.

The Debentures are subject to provisions to protect a holder in the event that the Euro strengthens against the U.S. Dollar during the life of a Debenture, in which case, the holder will be afforded an adjustment to compensate for any such rise in the exchange rate.

The Company will be in default under a Debenture: (a) if it fails to pay amounts due within two calendar days of the required payment date; (b) if it fails to issue freely tradable common stock within five calendar days of a conversion date; (c) if it fails for ten calendar days after notice to comply with any of its other agreements in the Debentures; (d) upon any event of bankruptcy or insolvency of the Company; (e) if it breaches its obligations under any of the transaction documents (as such term is defined in the Purchase Agreement) which is not cured within ten calendar days after receipt of written notice thereof.  Upon the occurrence of an event of default, the holder may, in its sole discretion, accelerate full repayment of all Debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in this Debenture, the Purchase Agreement or any other document governing the transaction ("Transaction Documents"), convert all Debentures outstanding and accrued interest thereon into shares of common stock.

Under the terms of a Security Agreement, the Company pledged to Trafalgar and granted a security interest in and to all of its property (broadly defined) during such time as any of its obligations under the Transaction Documents are paid in full.  Trafalgar is entitled to all of the benefits typically granted to a secured party under such agreement, provided that while there was no default under the Transaction Documents, the Company could operate its business in the ordinary course.

The Company will be in default under the Security Agreement if  (i) it fails to pay any amount of principal, interest or other item comprising the obligations under any Transaction Document; (ii) it fails to observe or perform any of its obligations or other covenants, terms or provisions to be performed under the Transaction Documents; (iii) if any representation or warranty made or furnished in connection with any of the Transaction Document proves to have been incorrect or misleading in any material respect when made or furnished; (iv) if Trafalgar, reasonably and in good faith, deems itself to be insecure; (v) if the Company (1) makes a general assignment for the benefit of its creditors; (2) applies for or consents to the appointment of a receiver, trustee or similar official for itself or any of its assets and properties; (3) commences a voluntary case for relief as a debtor under the US Bankruptcy Code; (4) files with or otherwise submits to any governmental authority any petition, answer or other document seeking: (A) reorganization, (B) an arrangement with creditors or (C) seeks to take advantage of any other present or future applicable law respecting bankruptcy, reorganization, insolvency, readjustment of debts, relief of debtors, dissolution or liquidation; (5) files or otherwise submit any answer or other document admitting or failing to contest the material allegations of a petition or other document filed or otherwise submitted against it in any of the proceedings described in the Security Agreement, or (6) is adjudicated a bankrupt or insolvent by a court of competent jurisdiction; or any case, proceeding or other action shall be commenced against the Company for the purpose of effecting, or an order, judgment or decree shall be entered by any court of competent jurisdiction approving anything specified above, or any receiver, trustee, liquidator or other official shall be appointed with respect to the Company, is appointed to take or otherwise acquires possession or control of all or a substantial part of the Company's assets and properties and any of the foregoing shall continue unstayed and in effect for any period of thirty calendar days.

Upon the occurrence and during the continuance of an event of default under the Security Agreement Trafalgar is entitled to act as the Company's attorney-in-fact to do such things as the Company could do with its property, including collect its debts or sell its properties and exercise all of its other rights as a secured creditor.  In the event that the Company receives any asset during the pendency of the security interest, it is required to hold such asset for the benefit of Trafalgar.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth, as of August 13, 2009, the officers and directors of the Company.

Name	Age	Title
John Carson	54	President, Chief Executive Officer and Director
Jeffrey Sternberg	64	Director

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

Jeffrey Sternberg has served as a director of the Company since May 2009.  Since 2007, Mr. Sternberg has served as an analyst for Trafalgar, tracking and evaluating potential transactions and monitoring the company's expenditures.  Trafalgar is principal stockholder of our Company but does Mr. Sternberg does not own any interest in Trafalgar.  From 2004 to 2006, he served as the president of Advantage Capital Development Corporation, a small business development company, where he was responsible primarily for eliminating debt of client companies and managing that company's general operations.

Item 11. Executive Compensation.

During the fiscal year ended April 30, 2009, all of our employees were remunerated by our indirect subsidiary, NM-LTD for all services rendered to our group.  NM-US did not pay or otherwise remunerate directly any employee during the last fiscal year.

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
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total
John T. Carson,	2009	$167,000	13,361	(1)	180,361
Chief Executive Officer (principal executive officer)	2008	$136,000	14,400	(1)	150,400
Certain columnar information required by Item 402(n)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officer required to be reported in the table during fiscal years ended April 30, 2009 and April 30, 2008.

All compensation was paid in US Dollars
(1) Represents car allowance.

Employment Agreements.

NM-US has not entered into written employment agreements with any member of our management.  NM-PLC and NM-LTD compensate all of the Company’s employees.  Disclosure relating to all management employment contracts issued by NM-PLC is set forth below.

NM-PLC Employment Agreements

Pursuant to an employment agreement dated March 13, 2008, NM-PLC engaged John Carson to serve as the chief executive officer of NM-PLC at a salary of $192,000 per annum (excluding bonuses and benefits including a payment equal to 10% of his total annual emoluments by way of pension contribution).  The term of the agreement is for a period of twenty-four months and thereafter the agreement is terminable by either party on the giving of two month’s written notice.  John Carson was appointed a director of the NM-PLC on November 14, 2005.

Milton Dresner has been engaged to serve as a non-executive director of NM-PLC under the terms of a letter of appointment dated March 13, 2006.  Mr. Dresner has waived the payment of any fees which may be due him under this agreement.  Mr. Dresner resigned as a director in July 2009.

Paula Horan served as a non-executive director and the secretary of NM-PLC from March 2006 to January 5, 2009 under the terms of a letter of appointment dated March 13, 2006 for a fee of €30,000 per annum (excluding bonuses and benefits).  The term of the agreement was for a period of three years and was terminated upon her resignation from NM-PLC.

The Rt. Hon. Lord Mancroft served as a non-executive director of NM-PLC from March 2006 until his resignation on March 12, 2009 under the terms of a letter of appointment dated March 1, 2006 for a fee of £50,000 per annum.  The amount paid to Lord Mancroft decreased to £36,000 for the period ended April 30, 2008.  NM-PLC sold 100,000 of its Ordinary Shares, having a total value of £50,000 at the placing price in the AIM Offering, to Lord Mancroft on Admission for a subscription price equal to the nominal value per Ordinary Share.

Nigel Blythe-Tinker served as a non-executive director of NM-PLC from March 17, 2008 through February 27, 2009, at which time he resigned, under the terms of a letter agreement executed in March 2008 for a fee of £2,500 per month.

Compensation Plans.

2004 Stock Plan

In 2004, the Company adopted and approved a stock option plan (the "2004 Plan"), the purpose of which is to enable the Company to provide its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, and afford us the ability to attract, retain and reward such personnel.  There is reserved for issuance under the Plan an aggregate of 2,000,000 shares of Common Stock.  All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options.  Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options.  In addition, awards of or rights to purchase shares of the common stock ("Stock Rights") may be granted under the Plan.

As of April 30, 2009, there were outstanding qualified options to purchase an aggregate of 625,000 shares of common stock and non-qualified options to purchase an aggregate of 1,000,000 shares of common stock.

Currently, the Plan is administered by the board of directors.  The board has broad discretion with respect to the Plan and has authority to, among other things:

•	select the persons to whom options and Stock Rights are to be granted;
•	determine the number of shares of common stock to be covered by each option and Stock Right granted;
•	determine the terms and conditions of any option or Stock Right;
•	interpret the Plan and awards granted under the Plan;
•	prescribe, amend and rescind rules and regulations relating to the Plan or sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

All decisions, interpretations and other actions of the board are final and binding on all holders of options and Stock Rights.

Non-statutory stock options and Stock Rights may be granted under the Plan to employees, directors and consultants of the Company or any parent or subsidiary of the Company.  Incentive stock options may be granted only to employees.  The Plan provides that no employee may be granted, in any fiscal year of the Company, options to purchase more than 1,000,000 shares of Common Stock plus options to purchase up to an additional 1,000,000 shares of Common Stock in connection with such employee's initial commencement of service to the Company.

Options granted under the Plan are subject to additional terms and conditions under the individual option agreement, including the exercise price, exercise of options and the term of options.  Options granted under the Plan generally are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee.

The board may amend, alter, suspend or terminate the Plan at any time and for any reason.

Option Grants in the Last Fiscal Year.

NM-US did not grant any options to purchase securities during the fiscal year ended April 30, 2009.

Outstanding Equity Awards at Fiscal Year End

Below is information relating to unexercised options held by John T. Carson, our Chief Executive Officer, as of April 30, 2009.  No other executive officer held any unexercised options or unvested stock as of such date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Carson	200,000	—	—	$.25	Mar. 21, 2015
	1,100,000			$.35	Nov. 2, 2015

Certain columnar information required by Item 402(p)(2) of Regulation S-K has been omitted because there were not unvested options to report in the table for the fiscal year ended April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 13, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our named executive officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The applicable percentage of ownership is based on 31,247,843 shares outstanding as of August 13, 2009.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Class Owned
John Carson (2)	3,387,714	9.30%
Jeffrey Sternberg	-0-	-0-
Sterling Herbst (3)	396,429	1.09%
Milton Dresner (4)	7,750,000	21.28%
Joseph Dresner (5)	7,750,000	21.28%
Trafalgar Capital Specialized Investment Fund-FIS (6)	9,005,700	24.73%
All officers and directors as a group (2 persons) (7)	3,784,143	10.39%
* Less than 1%.
(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 1,300,000 shares of common stock.
(3)	Includes 21,429 shares of common stock and options to purchase 375,000 shares of common stock.
(4)	Includes 7 million shares of common stock and warrants to purchase 750,000 shares of common stock.
(5)	Includes 7 million shares of common stock and warrants to purchase 750,000 shares of common stock.

(6)
Includes 9,005,700 shares of common stock.  Does not include shares of common stock issuable upon the conversion of outstanding shares of preferred stock to be issued to Trafalgar, the terms of which have not been settled or shares issuable upon conversion of an outstanding debenture held by Trafalgar, which cannot be calculated as of the date hereof.

(7)	Includes options to purchase an aggregate of 2,875,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the period 2004 through 2009, Milton Dresner and Joseph Dresner, former directors of the Company and the holders of in excess of 10% of the outstanding shares of the common stock of NM-US, made significant loans to the Company and as of April 30 the outstanding aggregate of these loans $2.1 million.  The loans were evidenced by a series of instruments bearing interest at rates varying from prime plus 2% to prime plus 3% and 5.25%.  The disposition of theses loans is described below:

•
On March 17, 2006, the closing date of the AIM Offering, all amounts owed to each of Milton Dresner and Joseph Dresner then outstanding were repaid by each company, excluding $150,000 owed to Milton Dresner by NM-LTD which is payable on demand.  As of March 17, 2006: $1,539,561 of debt, including interest, owed to Milton Dresner was converted into 5,000,000 shares of our common stock at a price of $0.307912 per share and $1,547,137 of debt, including interest, owed to Joseph Dresner was converted into 5,000,000 shares of our common stock at a price of $0.309427 per share.  As of March 17, 2006, NM-PLC owed Milton Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering.  As of March 17, 2006, NM-PLC owed Joseph Dresner the sum of $250,000, which was converted into 286,139 ordinary shares of NM-PLC at a price of $0.875 per share, the offering price of the ordinary shares in the AIM Offering.

•
On July 23, 2009, Milton Dresner and Joseph Dresner agreed to convert an aggregate of approximately US$6,112,633 of principal owed to them by the Company into shares of the common stock of NM-US.   The debt converted included (i) the amounts owed to them under a series of promissory notes made by the Company during the period March 2006 through March 2008, (ii) the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and (iii) the amount of principal assumed by the Dresners under a promissory note made by the Company in favor of Comerica Bank in the amount of $1.9 million dated February 20, 2009 (the "Comerica Note").  In consideration of the benefits conferred upon the Company as a result of the actions taken by the Dresners in (i), (ii) and (iii), above, the Company issued an aggregate of 9,005,700 shares of Common Stock to them.  Specifically, Milton Dresner converted $3,230,133 in principal amount of debt into 4,502,850 shares of Common Stock, at a price of $0.71735 per share, and Joseph Dresner converted $2,882,500 in principal amount of debt into 4,502,850 shares of Common Stock at a price of $0.64015 per share.  The conversion of debt by the Dresners described herein was completed in connection with a part of more encompassing agreement among the Dresners, the Company and Trafalgar, described below.

During the period October 2005 through July 2007, the Company borrowed the sum of $4.0 million from Comerica Bank, the payment of all of which was guaranteed by Joseph Dresner and Milton Dresner.   During June 2009, the Dresners repaid an aggregate of $2.1 million of the principal amount and accrued interest to Comerica on behalf of the Company.  In addition, the Dresners agreed to relieve and discharge the Company from any liability for any amounts due or to become due under the remaining promissory note made by the Company in favor of Comerica in the amount of $1.9 million.  These sums were converted into common stock of NM-US as described in the foregoing paragraph.

On July 23, 2009, NM-US, NM-PLC, NM-LTD, Milton Dresner, Joseph Dresner and Trafalgar entered into an agreement to restructure all of the Company's debt, pursuant to which, among other things:

•	The Dresners agreed to convert the principal amount of the debt owed them by the Company, as described above;
•	The Company issued warrants to purchase 750,000 shares of common stock to each of Milton Dresner and Joseph Dresner that are exercisable for a period of three years at a price of $.05 per share;
•
NM-US, NM-PLC, NM-LTD agreed not to issue any shares of common stock, other than in connection with a capital raising transaction, without first obtaining the written approval of the Dresners, who are entitled to customary anti-dilution protection as to such issuances for a period of one year;

•	Milton Dresner agreed to resign from the boards of directors of each board of directors of the Company;
•
Trafalgar agreed to make available to the Company a $1,000,000 credit facility for a period of one year commencing as of the date of the agreement, with the first draw down in the gross amount of $300,000, which the Company received on July 22, 2009.

•
During the one-year period after the date of the agreement, Trafalgar agreed not to (i) issue any shares of the common stock to itself for any purposes (if it acquired the power to do so), (ii) convert any outstanding debt owed to it by any member of the Group into securities of any member of the Group or to exercise any outstanding securities it held in any member of the Group or (iii) convert any convertible securities into shares of common stock of any member of the Group.

On May 12, 2009, NM-US and NM-PLC each appointed Jeffrey Sternberg to serve as a member of its board of directors at the request of management of Trafalgar, the holder of 9,005,700 shares of the NM-US's common stock, or approximately 42% of the class as of such date.  There are no written or oral agreements in place to nominate or vote for Mr. Sternberg or any representative of Trafalgar to serve on the board of directors in the future.  The Company and Mr. Sternberg have not discussed compensation arrangements or his appointment to any committees of the board of directors.

As of December 31, 2008, the Company was in default under the terms of loan agreements with Trafalgar, as more fully described under the heading " Management Discussion and Analysis of Financial Condition and Results of Operations – Default on Loans and Debt Restructuring."  In order to cure the defaults, on March 24, 2009, NM-US and NM-PLC entered into a Restructuring Agreement in favor of Trafalgar under which payments during the period beginning on December 30, 2008 through June 30, 2009 would be deferred and resume as of July 31, 2009 in the amounts provided for in the agreement.  In addition, Trafalgar extended the maturity date of the October 2008 loan from April 30, 2010 to October 31, 2010.  In consideration of the indulgence granted by Trafalgar, the Company agreed (i) to pay Trafalgar a restructuring fee of €150,000, half of which was to be added to the principal amounts outstanding principal balance of each loan and (ii) NM-US agreed to enter into each of a pledge agreement and corporate guaranty agreement in favor of Trafalgar.  In addition, Milton Dresner and Joseph Dresner transferred an aggregate of 9,005,700 shares of NM-US common stock to Trafalgar so that after the transfer, Trafalgar would own approximately 42% of the outstanding shares of NM-US.

Under the Pledge Agreement executed by NM-US in favor of Trafalgar, NM-US pledged all of the common shares it owns in NM-PLC to Trafalgar and upon any default under any of the loan documents (the loan agreements, the debenture or the guaranty) it would transfer title to said shares to Trafalgar.  Under the Corporate Guaranty, upon a default by NM-PLC in the payment of any amount due to Trafalgar under the loan documents, NM-US would be required to pay any amount not paid when required to be paid.

On July 20, 2009, the Company entered into a letter agreement under which Trafalgar agreed to make available $1 million working capital line of credit whereby it agreed to purchase convertible debentures from the Company up to such amount for a period of up to two years ending on July 20, 2011, subject to the execution of definitive agreements that are described in the following paragraph (the "July 20 Letter Agreement").  As a material inducement for Trafalgar to enter into this agreement, the Company agreed to issue to Trafalgar 2,000,000 of preferred stock having a stated value of $1.00.  The July 20 Letter Agreement makes reference to preliminary terms with respect to the preferred stock which are described under "Item 9B. Other Information," which section also provides a more complete description of the terms of the debentures to be issued and the other agreements executed by the parties in connection with the line of credit and the purchase of the debentures.  The parties expect to negotiate the definitive terms of the preferred stock promptly.

We did not make the payments required under the Trafalgar loan documents that had been deferred until July 31, 2009 pursuant to the Restructuring Agreement described above.  We had advised Trafalgar of our inability to make such payment prior thereto and Trafalgar did not call a default under the Restructuring Agreement or amended Loan Documents.  Rather, by letter dated August 11, 2009, Trafalgar agreed to further defer and also restructure the payments due under the May 2008 and October 2008 loan documents which are to resume commencing October 30, 2009.

On August 13, 2009, the Company entered into a series of agreements with Trafalgar evidencing the credit facility described above, which agreements were effective as of July 20, 2009.  The various documents, including a Securities Purchase Agreement, a Secured Convertible Redeemable Debenture and Security Agreement, are deemed to be effective as of July 20, 2009.

Under the Securities Purchase Agreement, or Purchase Agreement, Trafalgar agreed to make available to the Company credit in the amount of up to $1 million for a period of two years ending on July 20, 2011 under the terms of a Securities Purchase Agreement to be evidenced by Secured Convertible Redeemable Debentures, or Debentures.  The Company may exercise future draw downs under the Purchase Agreement by delivering a Draw Down Notice to Trafalgar, which shall be subject to acceptance or rejection by Trafalgar, in its sole discretion, within five calendar days (a "Settlement Date").  The Debentures bear interest at the rate of 10% per annum and mature on July 20, 2011.  In addition, upon the completion of any capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under outstanding Debentures plus the applicable redemption premium on the amount redeemed will become immediately due and payable.  The principal amount of the Debenture, plus accrued interest thereon, is convertible, in whole or in part of the, into shares of common stock in an amount equal to the quotient obtained by dividing the outstanding amount of the Debenture to be converted by the conversion price then in effect.  Under the terms of the Security Agreement, the Company pledged to Trafalgar and granted a security interest in and to all of its property (broadly defined) during such time as any of its obligations under the transaction documents are paid in full.  Trafalgar is entitled to all of the benefits typically granted to a secured party under such agreement, provided that while there was no default under the Transaction Documents, the Company could operate its business in the ordinary course.  A more complete description of the Purchase Agreement, the Debentures and the Security Agreement is provided under "Item 9B. Other Information."

The Company received an initial draw down of $300,000, for which it issued a Debenture to Trafalgar in said amount.   After giving effect to the above deductions, the Company received a net amount of $199,831.20 from this draw down.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Chisholm, Bierwolf, Nilson & Morrill, LLC for the audits of the Company's annual consolidated financial statements for the 2009 fiscal year ending on April 30, 2009 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $2800. The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2009 fiscal year ending on April 30, 2009 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $33,132.  The aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company for the audits of the Company's annual consolidated financial statements for the 2008 fiscal year and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $33,000 (including direct engagement expenses).

AUDIT-RELATED FEES.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit-related services rendered for the Company for the 2009 fiscal year were $0.  The aggregate fees billed by Bouwhuis, Morrill & Company for audit-related services rendered for the Company for the 2009 fiscal year were $0.  The aggregate fees billed Bouwhuis, Morrill & Company for audit-related services rendered for the Company and its subsidiaries for the 2008 fiscal year were $0.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax-related services rendered for the Company for the 2009 fiscal year were $0.  The aggregate fees billed by Bouwhuis, Morrill & Company for tax-related services rendered for the Company and its subsidiaries for the 2008 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC, other than the audit services, audit-related services, and tax services, were $0 for the 2009 fiscal year and by Bouwhuis, Morrill & Company were $0 for the 2008 fiscal year.

PRE-APPROVAL POLICY. The Board of Directors and managment are required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor or other registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Board of Directors prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial StatementsDocuments filed as a part of this report:

(1)           The following financial statements are filed as part of this report:

The audited consolidated financial statements of New Media Lottery Services, Inc. and the report of independent registered public accounting firm thereon are set forth after the list of exhibits included under section (b) of this Item 15.

(2)           The Company is not required to file any financial statement schedules required by Item 8 of Form 10-K.

(3)           No exhibits required by Item 601 of Regulation S-K are required to be filed with this report.

(b)           ExhibitsThe following financial statements are filed as part of this report:

The following are filed as exhibits to this report:

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Registrant, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(i)	Certificate of Amendment to Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	15
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6
3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7

10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principal amount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9
10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9
10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10
10.28	Floating Eurodollar Note in the principal amount of $600,000, dated December 5, 2006 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11
10.29	Floating Eurodollar Note in the principal amount of $1,900,000, dated February 20, 2007 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11
10.30	Convertible Loan Agreement dated June 6, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	11
10.31	Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	11
10.32	Convertible Loan Agreement dated June 6, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	12
10.33	Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	12

10.34	Convertible Loan Agreement dated October 31, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	14
10.35	Amended and Restated Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	14
10.36	Cross Corporate Guarantee, dated January 26, 2009 between New Media Lottery Services (International), Ltd., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.37	Debenture made by New Media Lottery Services (International), Ltd. in favor of Trafalgar Capital Specialized Investment Fund-FIS	14
10.38	Comerica Bank $1.9 million Amended & Restated Single Payment Note dated February 20, 2009	14
10.39	Loan Facility Restructuring Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., New Media Lottery Services, plc and Trafalgar Capital Specialized Investment Fund-FIS	14
10.40	Share Pledge Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.41	Cross Corporate Guarantee, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.42	Agreement dated July 20, 2009 by and among New Media Lottery Services, Inc., New Media Lottery Services plc (“NM-PLC”), New Media Lottery (International) Services Ltd., Milton Dresner and Joseph Dresner, on the one hand, and Trafalgar Capital Specialized Investment Fund-FIS.	16
10.43	Letter Agreement dated July 20, 2009 by and among New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS with respect to $1 million line of credit	17
14	Code of Ethics	5
16 .1	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
16.2	Letter from Bouwhuis, Morrill & Company, LLC regarding change in certifying accountant.	13
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	17
32.1	Section 1350 Certification	17

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with Amendment No. 1 to the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.
11.	Previously filed with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2008.
12.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008.
13.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009.

14.	Previously filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 as filed with the Securities and Exchange Commission on April 3, 2009.
15.	Previously filed as an exhibit to a Preliminary Information Statement on Schedule 14C filed with the Securities and Commission on June 3, 2009
16.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009.
17.	Filed herewith.

(c)           No exhibits required by this subsection (c) of Item 15 are required to be filed with this report.

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES

Financial Statements for the Years
Ended April 30, 2009 and 2008
and Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc. and Subsidiaries
Harrisonburg, Virginia

We have audited the accompanying consolidated balance sheets of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders deficit and cash flows for the years ended April 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Lottery Services, Inc. and Subsidiaries as of April 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended April 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has negative cash flows from operations, recurring negative working capital deficiencies and recurring operating losses which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
August 11, 2009

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	April 30,
	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$69,233	$215,746
Accounts receivable, net	88,122	333,777
Available for sale securities	-	3,000
Prepaid assets	17,280	82,508

Total Current Assets	174,635	635,031

PROPERTY AND EQUIPMENT, NET	93,287	161,510

DEFERRED LOAN FEES	472,904	-

TOTAL ASSETS	$740,826	$796,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$702,595	$826,260
Other payable	69,713	92,425
Deferred compensation	62,500	62,500
Due to related parties	202,465	202,465
Notes payable, net	5,625,120	4,000,000
Loans payable - related parties	2,293,177	2,183,177

Total Current Liabilities	8,955,570	7,366,827

NOTES PAYABLE - LONG-TERM PORTION, NET	515,620	-

TOTAL LIABILITIES	9,471,190	7,366,827

MINORITY INTEREST	3,525,870	2,887,722

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 150,000,000 shares authorized, 21,442,143 shares issued and outstanding	21,442	21,442
Additional paid-in capital	3,335,688	3,335,688
Accumulated deficit	(15,886,684)	(12,923,096)
Accumulated other comprehensive income	273,320	107,958

Total Stockholders' Deficit	(12,256,234)	(9,458,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$740,826	$796,541

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Twelve Months Ended
	April 30,
	2009	2008

NET REVENUES	$1,120,833	$1,320,311

OPERATING EXPENSES

Depreciation and amortization expense	384,540	138,447
General and administrative	1,112,712	1,123,908
Management fees	75,930	90,039
Professional fees	577,831	640,243
Programming fees	608,950	719,097
Rent expense	98,393	121,996
Contract development	39,129	3,000
Website expense	895,547	1,286,371

Total Operating Expenses	3,793,032	4,123,101

LOSS FROM OPERATIONS	(2,672,199)	(2,802,790)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	400	(53,680)
Interest income	3,645	148
Interest expense	(568,768)	(352,477)
Interest expense - beneficial conversion feature	(439,582)	-

Total Other Income (Expenses)	(1,004,305)	(406,009)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,676,504)	(3,208,799)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	712,916	609,242

NET LOSS	$(2,963,588)	$(2,599,557)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,442,143	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(2,963,588)	$(2,599,557)

Foreign currency translation adjustment	168,362	(7,289)
Unrealized gain (loss) on marketable securities	(3,000)	(15,000)

COMPREHENSIVE LOSS	$(2,798,226)	$(2,621,846)

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the period May 1, 2007 through April 30, 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Minority
	Shares	Amount	Capital	Deficit	Income	Interest

Balance, May 1, 2007	21,442,143	21,442	3,335,688	(10,323,539)	130,247	3,442,660

Consolidation of subsidiaries	-	-	-	-	-	(554,938)

Unrealized loss on marketable securities	-	-	-	-	(15,000)	-

Foreign currency translation	-	-	-	-	(7,289)	-

Net loss for the year ended April 30, 2008	-	-	-	(2,599,557)	-	-

Balance, April 30, 2008	21,442,143	$21,442	$3,335,688	$(12,923,096)	$107,958	$2,887,722

Consolidation of subsidiaries	-	-	-	-	-	638,148

Unrealized loss on marketable securities	-	-	-	-	(3,000)	-

Foreign currency translation	-	-	-	-	168,362	-

Net loss for the year ended April 30, 2009	-	-	-	(2,963,588)	-	-

Balance, April 30, 2009	21,442,143	$21,442	$3,335,688	$(15,886,684)	$273,320	$3,525,870

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,963,588)	$(2,599,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	384,540	138,447
Loss (gain) on disposition of assets	(400)	53,679
Accretion of beneficial conversion feature	439,582	-
Subsidiary stock issued for non cash expense	-	54,305
Minority interest in subsidiaries losses	(712,916)	(609,243)
Change in operating assets and liabilities:
Accounts receivable	245,655	(109,346)
VAT receivable	(22,712)	180,554
Accounts payable and accrued expenses	(123,267)	349,948
Prepaid assets	65,228	22,326

Net Cash Used by Operating Activities	(2,687,878)	(2,518,887)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(39,460)	(39,917)

Net Cash Used by Investing Activities	(39,460)	(39,917)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	3,451,500	750,000
Loan fees paid	(690,422)	-
Proceeds from issuance of notes payable, related parties	610,000	1,850,000
Payments on notes payable, related parties	(500,000)	-
Payments on notes payable	(516,250)	-

Net Cash Provided by Financing Activities	2,354,828	2,600,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	225,997	(21,707)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,513)	19,489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,746	196,257

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,233	$215,746

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$432,279	$283,240
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

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

During March 2006, our Irish subsidiary, NM-PLC concluded an Offering of 4,244,850 ordinary shares (the “AIM Offering”) wherein it raised an aggregate $3,750,338 using the March 17, 2006 exchange rate.  The AIM Offering associated costs were $1,617,644 using a March 17, 2006 exchange rate.  This yielded $2,132,694 to the Company.  After giving effect to the issuance of the ordinary shares sold in the Offering and the other ordinary shares issued for debt, we owned approximately 82.3% of New Media Lottery Services, Plc’s outstanding capital stock.  On March 13, 2009 our shares were removed from trading on the AIM market.  Currently the Company owns 80.23% of the outstanding share capital of NM-PLC.

On May 29, 2009, our board of directors and stockholders holding approximately 70% of our outstanding common stock executed written consents in lieu of a meeting to approve an amendment to our certificate of incorporation (the “Amendment”) to increase the number of authorized shares of common stock we may issue from 50,000,000 shares to 150,000,000 shares (the "Share Increase").  The consents constituted the only stockholder approval required for the Amendment under Delaware corporate law and our certificate of incorporation and bylaws.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

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

Asset Class	Life	2009	2008
Computer Equipment	3 Years	$106,476	110,053
Furniture & Equipment	7 Years	7,805	7,805
Computer Software	3 Years	297,589	286,916
Less - Accumulated Depreciation & Amortization		(318,583)	(234,264)
Net Property and Equipment		$93,287	161,510

Depreciation and amortization expense for the years ended April 30, 2009 and 2008 was $97,492  and $138,447, respectively.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:

	April 30,	April 30,
	2009	2008
Net loss (numerator)	$(2,963,588)	$(2,599,557)
Weighted average shares outstanding (denominator)	21,442,143	21,442,143
Loss per share amount	$(0.14)	$(0.12)

The Company has issued the following securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended April 30, 2009 and 2008.

Options	1,625,000 shares
Warrants	200,000 shares

g.   Recent Accounting Pronouncements

On May 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 164, Not-for-Profit Organizations: Mergers and Acquisitions (Statement 164). Statement 164 applies to combinations of not-for-profit (NFP) entities — a transaction or other event that results in a NFP entity initially recognizing another NFP entity, a business or nonprofit activity in its financial statements. Under Statement 164, a combination may either be a merger or an acquisition, and the accounting for each is significantly different. The feature that serves to differentiate a merger from an acquisition is control. In a merger, the governing bodies of two or more NFP entities cede control of those entities to create a new entity. In an acquisition, one organization obtains control over the net assets of another organization or business.

h.   Income Taxes

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of May 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of April 30, 2009 and 2008, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of April 30, 2009 and 2008.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

At April 30, 2009, the Company has an approximately $600,000 net operating loss carryforward.  The Company’s subsidiary, New Media Lottery Services (International), Ltd., has capitalized $4,952,923 as Code Section 195 start up expenditures.  With the January 2006 inception of operating revenues by the Company’s foreign subsidiary, the Company has deemed that operations have begun, as defined by Section 195. These cumulative startup costs will be amortized over sixty months for income tax accounting purposes.  The Company and its subsidiaries will not file a consolidated income tax return. Neither the domestic parent nor the foreign subsidiaries expect any income tax expense for the year ended April 30, 2009.

The Company was informed by letter from their tax accountants on January 12, 2007 along with their 2005 US tax return that several tax positions taken on the 2005 return could potentially be challenged by the Internal Revenue Service (IRS).  The two most significant tax positions in question were disclosed on a form 8275, Disclosure Statement, within the 2005 tax return.  One, the technology licensed to New Media Lottery Services (International), Ltd was valued at $100,000 based on management’s assessment of value.  Two, the Company’s transfer of its stock in New Media Lottery Services (International), Ltd for stock in New Media Lottery Services, Plc was a taxable transaction.  Management determined the transferred stock value to be $1,900,000. Both valuations could be challenged by the IRS and if ultimately determined to be significantly higher result in US taxation.  Additionally, the IRS could challenge the method used to determine the tax basis associated with the New Media Lottery Services (International), Ltd stock.  The extent of this taxation cannot be determined.

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

Using the guidance of FIN 46(R), the Company has consolidated its fifty percent interest in the Brazilian joint venture.  (See Note 14)

k.   Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible by management.  The allowance at April 30, 2009 and 2008 was $0 and $0, respectively.

l.   Concentrations of Credit Risk (Cash balances at a single financial institution)

The Company maintains its cash balances in secured financial institutions.  Two of these institutions are in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of April 30, 2009 the Company had uninsured cash balances of $0 in the United States.  The remainder of the Company’s cash reserves are held in Ireland with Allied Irish Bank or Canada with Scotia Bank.

m.   Advertising

The Company expenses advertising costs as they are incurred.  Advertising expenses for the years ended April 30, 2009 and 2008 were $685,713 and $825,148, respectively.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

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

p.  Beneficial Conversion Feature

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.   If a BCF exists, the Company records it as a debt discount.  Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.  Expense recorded on the Company's financial statements during the years ended April 30, 2009 and 2008 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $439,582 and $0, respectively.

q. Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company has not recorded an impairment of long-lived assets as of April 30, 2009 and 2008.

NOTE 3 -  AVAILABLE FOR SALE SECURITIES

Marketable securities at April 30, 2009 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115.  The Company did not have proceeds from the sale of any available for sale securities.  Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

	April 30,	April 30,
	2009	2008

Fair value of marketable securities at beginning of year	$3000	18,000
Realized gain (loss) on marketable securities	-	-
Proceeds from the sale of marketable securities	-	-
Unrealized gain (loss) on marketable securities	(3000)	(15,000)
Fair value of marketable securities at end of year	$-	3,000

Unrealized holding gains and losses are reported in accumulated other comprehensive income on the balance sheets of the company, at April 30, 2009 and 2008.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

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

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Miller & Earle, PLLC
The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder of the Company.  The Company paid ME $0 and $0 during the years ending April 30, 2009 and 2008.  The Company owed ME $202,465 at April 30, 2009 and 2008 (see Note 9).

Nathan Miller
As of April 30, 2009, New Media Lottery Services, Inc. was indebted to Nathan Miller, a former officer and director of the company and current major shareholder, in the amount of $183,177, plus $60,698 in accrued interest  ($11,334 in 2009 and $17,082 of accrued interest in 2008), which is repayable on terms to be determined.

Milton Dresner
During fiscal years 2009, 2008 and 2006, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International an aggregate of $100,000, $967,500 and $150,000, respectively.  New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.  Total accrued interest at the 2009 year end was $121,589 of which $60,697 and $41,367 was accrued in 2009 and 2008 respectively.  During the fiscal year ended April 30, 2009, Mr. Dresner loaned $600,000 of which $500,000 was repaid.  Total outstanding balance of principle at 2009 year end was $1,217,500.

Joseph Dresner
During fiscal year 2008, Joseph Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $882,500.  New Media Lottery Services International has executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.  Total accrued interest at the 2009 year end was $90,922 of which $60,831 and $29,438 was accrued in 2009 and 2008 respectively.  Total outstanding balance of principle at 2009 year end was $882,500.

John Carson
During fiscal year 2009, John Carson, a shareholder, officer and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $10,000.  New Media Lottery Services International has executed a demand note in favor of Mr. Carson with respect to such amount that bears interest at the Prime Rate plus 3%.

NOTE 5 -	LOANS PAYABLE – RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital.  Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

	April 30,	April 30,
	2009	2008
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	525,000	525,000
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	260,000	260,000
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	392,000	392,000
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	622,500	622,500
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	10,000	-
Loan payable to an individual, interest at 5.25%, due on demand, unsecured	300,000	200,000
Total Loans Payable	2,193,177	2,183,177
Less: Current Portion	(2,193,177)	(2,183,177)
Long-Term Loans Payable	$-	-

Accrued interest expense on loans payable to related parties for the years ended April 30, 2009 and 2008 was $132,936 and $87,887 respectively.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 6 –	NOTES PAYABLE

Notes payable consisted of the following:

	April 30,	April 30,
	2009	2008
Comerica Bank note with interest approximately equal to the Euro dollar prime rate Plus 2.5%, due June 1, 2009	$1,500,000	1,500,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate Plus 2.5%, due June 1, 2009	600,000	600,000
Comerica Bank note with interest approximately equal to the daily adjusted LIBOR rate Plus 2.5%, due February 20, 2010	1,900,000	1,900,000
Trafalgar Capital Convertible Note with interest equal to 8%, due May 31, 2010, secured by all assets of the Company (less discount of $295,322 - See note 7)	1,098,553	-
Trafalgar Capital Convertible Note with interest equal to 8%, due October 31, 2010, secured by all assets of the Company (less discount of $499,188 - See note 7)	1,042,187	-
Total Notes Payable	6,140,740	4,000,000
Less: Current Portion	(5,625,120)	(4,000,000)
Long-Term Notes Payable	$515,620	-

Interest on the Comerica Bank and Trafalgar Capital notes has been paid on a monthly basis; hence, accrued interest expense on notes payable for the years ended April 30, 2009 and 2008 was $0 and $0 respectively.

The following is a schedule of future principle payments required under the above notes as of April 30, 2009:

Year Ending
April 30	Amount

2010	$5,625,120
2011	515,620
2012	-
2013	-
2014	-
Thereafter	-

NOTE 7 -	CONVERTIBLE DEBT

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.   If a BCF exists, the Company records it as a debt discount.  Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

During 2009, the Company raised €1,300,000 ($1,725,750) through the issuance of 8% unsecured convertible debt and €1,150,000 ($1,526,625) from the issuance of 8% unsecured convertible debt. The €1,300,000 debt is due on May 31, 2010 and the €1,150,000, by extension, on October 31, 2010.  The Company was unable to repay the debt under the original terms; accordingly the lender modified the terms of the unsecured convertible debt.  All stock and warrants referenced in this convertible debt, is stock in the subsidiary NM-PLC.

The lender shall have the right to convert the convertible debt, at its sole option and at any time, the NM-PLC stock is trading above 120% of the volume weighted average price (VWAP) on the day prior to close and if no VWAP is available, the closing bid price on the day prior to close.  Should the monthly mandatory redemption amount not be paid within 5 days of due date, the lender shall have the option but not the obligation to take the payment in shares at the lower of the fixed conversion price or a 15 % discount to the lowest daily VWAP (or if there is not reported VWAP on such days, the lowest closing bid price) of the securities during the five (5) consecutive trading days after the issue of a conversion notice by the lender.  The lender may state the sterling amount to be converted or the number of shares to be issued at the conversion price.  Provided the Company is not in default, the lender shall not be able to convert the convertible debt into an amount that would result in the lender beneficially owning in excess of 2.99% of the outstanding ordinary shares of the Company without the prior approval of the Company.

On the convertible debt’s closing dates, the Company issued to the lender warrants to purchase 4,500,000 shares at an exercise price of 5 pence ($0.0743).  The warrants shall have a 2 year term from the date of issuance.  In the event the warrants remain unexercised by the lender at maturity, the Company shall repurchase the warrants from the lender for a cash consideration of £180,000 ($267,480).

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 7 -	CONVERTIBLE DEBT (Continued)

The value of the beneficial conversion feature was determined using the intrinsic value method.  In accordance with EITF 00-27 paragraph 6, when detachable warrants are associated with the issuance of convertible debt, the ratios of the relative fair values of the convertible debt and detached warrants are allocated to the proceeds received, with those amounts being recorded in the paid-in-capital accounts of the balance sheets of the Company. The amount recorded as a discount to the convertible debt was $1,210,793. This amount consists of $1,141,679 related to the beneficial conversion features of the convertible debt and $69,114 related to the allocation to the value of the detachable warrants associated with the issuance of the debt. The discount is being amortized over the 2 year term of the convertible debt; accordingly, the Company recorded $439,582in expense for the accretion of the discount during the year ended April 30, 2009.

NOTE 8 -	FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of April 30, 2009 and 2008

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

Leasing Arrangements and Commitments

- The Company leases an office at 1400 Technology Drive, Harrisonburg, Virginia.  The office is approximately 500 square feet.  This lease is on a month-to-month basis at a monthly rent of $1,000.
- The Company leases approximately 2,659 square feet of office space at Suite 210A, 9705 Horton Road SW, Calgary, Alberta, Canada.  This lease terminates December 31, 2011 and has a monthly rent of $6,875.37 (Canadian).
- New Media Lottery Services, PLC, leases an office at 22/23 Upper Pembroke Street, Suite 402, Dublin 2, Ireland, from John R. McGuire at a 1,100 euros monthly rent.  This lease ends March 30, 2010
- The Company has a contract with Telecity Redbus in the UK to provide on-line website hosting.  This agreement requires a 1,925 BPS monthly fee and expires  in March 2010.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 9 -	COMMITMENTS AND CONTINGENCIES (Continued)

- The Company also has a contract with Parlay Entertainment Limited.  The financial terms of this contract are confidential; however, the minimum fee requirements have been included in the following table.
- The Company also rents a car in Ireland which is used for marketing purposes.  This commitment runs until February 2011 and has monthly fees of 596 Euros.

The following is a schedule of future minimum rental payments and commitments required under the above agreements as of April 30, 2009:

Year Ending
April 30,	Amount

2010	$284,506
2011	88,577
2012	45,452
2013	-
2014	-
Thereafter	-

Rental expense was $98,393 in 2009 and $121,996 in 2008.

NOTE 10 -	STOCK OPTIONS AND WARRANTS

The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes pricing model.  The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  The Company did not grant any stock options or warrants during the fiscal year ended 2009.  The Company’s 80.23% subsidiary, NM-PLC, did issue warrants and stock options during the fiscal year ended 2009; however, those warrants and stock options are not considered in the following tables.

EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at April 30, 2009 and 2008:

Outstanding, April 30, 2007	2,875,000
Granted	-
Canceled	(1,250,000)
Exercised	-

Outstanding, April 30, 2008	1,625,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2009	1,625,000

Weighted average exercise price of options outstanding at April 30, 2009	$0.34

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 10 -	STOCK OPTIONS AND WARRANTS (Continued)

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/09	Life (years)	Price	at 4/30/09	Price

$ 0.25	200,000	5.90	$0.25	200,000	$0.25

$ 0.35	1,425,000	6.50	$0.35	1,425,000	$0.35

WARRANTS

The following tables summarize the information regarding warrants at April 30, 2009 and 2008:

Outstanding, April 30, 2007	200,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2008	200,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2009	200,000

Weighted average exercise price of warrants outstanding at April 30, 2009	$0.25

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/09	Life (years)	Price	at 4/30/09	Price

$ 0.25	200,000	6.00	$0.25	200,000	$0.25

NOTE 11 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the consolidated financial statements, the Company has incurred $15,886,684 losses from inception of the Company through April 30, 2009.  The Company’s stockholders’ deficit at April 30, 2009 was $12,256,234.   Additionally, the Company has sustained additional operating losses for the year ended April 30, 2009 of $2,672,199, has a working capital deficit of $8,780,935, negative cash flows from operations, and no known borrowing capacity.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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
April 30, 2009 and 2008

NOTE 11 - GOING CONCERN CONSIDERATIONS (Continued)

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

NOTE 13 - MAJOR CUSTOMER AND FOREIGN OPERATIONS

The Company received 98.8% of its revenue from Rehab Net Games Limited, an Irish corporation.   The loss of this customer would have a material adverse effect on our business, financial condition, results and prospects.

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

NOTE 14 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

New regulations adopted by the government in Brazil caused us to discontinue our projects in this country.  As of April 30, 2009, we do not expect to recover any of our investment in the JV and have written off the remainder of the investment.  These amounts were written off under our 80.23% owned subsidiary NM-PLC, the results of which have been eliminated in consolidation.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
 Notes to the Consolidated Financial Statements
April 30, 2009 and 2008

NOTE 15 –  OTHER ASSETS

The Company follows SFAS 142 for the loan fees and other intangible assets which requires other intangible assets to be amortized only if they have defined useful lives.  The useful lives of the intangible assets that are being amortized are evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

On May 31, 2008, the Company entered into a convertible debenture agreement (See Note 7) whereby the Company paid fees of $271,636 in cash and 249,350 common shares of NM-PLC stock valued at $57,356.  On March 24, 2009, the Company restructured this convertible debenture agreement whereby the Company paid fees of $105,135.  These loan fees, a total of $434,127, were capitalized and are being amortized on a straight line basis over a 24 month period.  At April 30, 2009, the Company had expensed $198,974 of these fees.

On October 31, 2008, the Company entered into a convertible debenture agreement (See Note 7) whereby the Company paid fees of $247,158.   On March 24, 2009, the Company restructured this convertible debenture agreement whereby the Company paid fees of $105,135.  These loan fees, a total of $352,293, were capitalized and are being amortized on a straight line basis over a 24 month period.  At April 30, 2009, the Company had expensed $88,074 of these fees.

NOTE 16 -  SUBSEQUENT EVENTS

On May 29, 2009, the Company cancelled outstanding options to purchase 1,625,000 shares of common stock.  It was also resolved by the Board of Directors to issue options for the purchase of 3,475,000 shares of common stock.

On July 20, 2009, the Company entered into a letter agreement under which Trafalgar agreed to make available $1 million working capital line of credit whereby it agreed to purchase convertible debentures from the Company up to such amount for a period of up to two years ending on July 20, 2011, subject to the execution of definitive agreements that are described in the following paragraph.  As a material inducement for Trafalgar to enter into this agreement, the Company agreed to issue to Trafalgar 2,000,000 of preferred stock having a stated value of $1.00.  The July 20 Letter Agreement makes reference to preliminary terms with respect to the preferred stocks.  The parties expect to negotiate the definitive terms of the preferred stock promptly.

On July 23, 2009, each constituent entity comprising the Company, Milton Dresner, Joseph Dresner and Trafalgar entered into an agreement to restructure all of the Company's debt, a description of which is provided under “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions."  Under this agreement, Milton Dresner and Joseph Dresner agreed to convert an aggregate of approximately $6,112,633 of principal owed to them by the Company into shares of the common stock of NM-US.   The debt converted included (i) the amounts owed to them under a series of promissory notes made by the Company during the period March 2006 through March 2008, (ii) the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and (iii) the amount of principal assumed by the Dresners under a promissory note made by the Company in favor of Comerica Bank in the amount of $1.9 million dated February 20, 2009 (the "Comerica Note").  In consideration of the benefits conferred upon the Company as a result of the actions taken by the Dresners in (i), (ii) and (iii), above, the Company issued an aggregate of 9,005,700 shares of Common Stock to them.  The elimination of the debt described above significantly improved our balance sheet.

Also pursuant to this agreement, among other things, Trafalgar agreed to make available to the Company a $1,000,000 credit facility for a period of two years ending on July 20, 2011 under the terms of a Securities Purchase Agreement.  The credit would be made available upon the request of the Company, which request could be accepted or rejected by Trafalgar in its sole discretion.  In consideration of the funds provided, the Company would issue to Trafalgar a debenture in the principal amount of the loan that bears interest at the rate of 10% per year and that matures on July 20, 2011, provided that upon the completion of any capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under outstanding debentures would be due and payable.   The Company received the first draw down in the gross amount of $300,000, which the Company received on July 22, 2009.  The credit shall be available to the Company through a period ending on July 20, 2011.  A description of the credit facility is provided under "Item  9B. Other Information.”  We expect to use any credit made available to us under this line for working capital.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2009	By:	/s/ John T. Carson
Name: John T. Carson
Title: President
(Principal Executive Officer and
Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ John T. Carson	President and Director	August 13, 2009
John T. Carson	(Principal Executive Officer and
Principal Financial Officer)

/s/ Jeffrey Sternberg	Director	August 13, 2009
Jeffrey Sternberg