Form 10-Q
period 2009-07-31
New Media Lottery Services Inc
filed 2009-09-21
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

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

(540) 437-1688
(Issuer's telephone number)

370 Neff Avenue – Suite L, Harrisonburg, Virginia 22801
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

At September 16, 2009 there were 31,247,843 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	July 31,	April 30,
	2009	2009
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$118,274	$69,233
Accounts receivable, net	41,612	88,122
Prepaid assets	18,299	17,280

Total Current Assets	178,185	174,635

PROPERTY AND EQUIPMENT, NET	70,035	93,287

DEFERRED LOAN FEES	443,901	472,904

TOTAL ASSETS	$692,121	$740,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$797,171	$702,595
Other payable	98,196	69,713
Deferred compensation	62,500	62,500
Due to related parties	202,465	202,465
Notes payable, net	-	5,625,120
Loans payable - related parties	2,051,285	2,293,177

Total Current Liabilities	3,211,617	8,955,570

NOTES PAYABLE - LONG-TERM PORTION, NET	338,607	515,620

TOTAL LIABILITIES	3,550,224	9,471,190

MINORITY INTEREST	3,620,853	3,525,870

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 150,000,000 shares
authorized, 31,247,843 shares issued and outstanding	31,248	21,442
Additional paid-in capital	9,807,945	3,335,688
Prepaid consulting equity	(15,726)	-
Accumulated deficit	(16,880,513)	(15,886,684)
Accumulated other comprehensive income	578,090	273,320

Total Stockholders' Deficit	(6,478,956)	(12,256,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$692,121	$740,826

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	July 31,
	2009	2008

NET REVENUES	$260,227	$337,102

OPERATING EXPENSES

Depreciation and amortization expense	120,552	77,773
General and administrative	456,615	305,656
Management fees	7,500	22,025
Professional fees	196,214	167,549
Programming fees	124,110	196,266
Rent expense	29,688	25,812
Contract development	-	3,000
Website expense	177,946	306,670

Total Operating Expenses	1,112,625	1,104,751

LOSS FROM OPERATIONS	(852,398)	(767,649)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	(52)	-
Interest income	270	36
Interest expense	(121,558)	(139,116)
Interest expense - beneficial conversion feature	(158,806)	-

Total Other Income (Expenses)	(280,146)	(139,080)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(1,132,544)	(906,729)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	138,715	171,704

NET LOSS	$(993,829)	$(735,025)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	31,247,843	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(993,829)	$(735,025)

Foreign currency translation adjustment	304,770	(16,942)
Unrealized gain (loss) on marketable securities	-	(2,970)

COMPREHENSIVE LOSS	$(689,059)	$(754,937)

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the period May 1, 2008 through July 31, 2009
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Prepaid	Accumulated	Comprehensive	Minority
	Shares	Amount	Capital	Equity	Deficit	Income	Interest

Balance, April 30, 2008	21,442,143	$21,442	$3,335,688	$-	$(12,923,096)	$107,958	$2,887,722

Consolidation of subsidiaries	-	-	-	-	-	-	638,148

Unrealized loss on marketable securities	-	-	-	-	-	(3,000)	-

Foreign currency translation	-	-	-	-	-	168,362	-

Net loss for the year ended
April 30, 2009	-	-	-	-	(2,963,588)	-	-

Balance, April 30, 2009	21,442,143	$21,442	$3,335,688	$-	$(15,886,684)	$273,320	$3,525,870

Consolidation of subsidiaries	-	-	-	-	-	-	94,983

Common stock issued for conversion of debt	9,005,700	9,006	6,103,627	-	-	-	-

Common stock issued for services	800,000	800	28,200	(20,000)	-	-	-

Valuation of options and warrants	-	-	340,430	-	-	-	-

Amortization of prepaid equity	-	-	-	4,274	-	-	-

Foreign currency translation	-	-	-	-	-	304,770	-

Net loss for the year ended
April 30, 2009	-	-	-	-	(993,829)	-	-

Balance, July 31, 2009	31,247,843	$31,248	$9,807,945	$(15,726)	$(16,880,513)	$578,090	$3,620,853

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(993,829)	$(735,024)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization expense	120,552	77,773
Loss (gain) on disposition of assets	52	-
Non-cash expense	545,224	-
Minority interest in subsidiaries losses	(138,715)	(187,325)
Change in operating assets and liabilities:
Accounts receivable	46,510	(36,348)
VAT receivable	28,483	(42,612)
Accounts payable and accrued expenses	43,578	262,190
Prepaid assets	-	37,942

Net Cash Used by Operating Activities	(348,145)	(623,404)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	2,200	-

Net Cash Used by Investing Activities	2,200	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable		2,029,430
Loan fees paid	(40,000)	(535,015)
Proceeds from issuance of notes
payable, related parties	360,000	100,000
Payments on notes payable, related parties	(70,000)	(300,000)
Payments on notes payable	-	(169,119)

Net Cash Provided by Financing Activities	250,000	1,125,296

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	144,986	(16,028)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	49,041	485,864

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	69,233	215,746

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$118,274	$701,610

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$988	$101,924
Cash paid for income taxes	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:

Common stock issued for services	$29,000	$-
Common Stock issued to convert debt	$6,112,633	$-
Warrants and options granted for services	$248,273	$-

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2009 Annual Report on Form 10-K.  Operating results for the three-months ended July 31, 2009 are not necessarily indicative of the results to be expected for year ending April 30, 2010.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K, for the year ended April 30, 2009, the Company has incurred operating losses of $15,886,684 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2009.  The Company’s stockholders’ deficit at April 30, 2009 was $12,256,234.  Additionally, the Company has sustained additional operating losses for the three months ended July 31, 2009 of $993,829, has a working capital deficit of $3,033,432, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 -	GOING CONCERN CONSIDERATIONS (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -	MATERIAL EVENTS

During the three months ended July 31, 2009, the Company issued the following equity securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:.

During May 2009, we issued an aggregate of 300,000 shares of common stock to U-mex GmbH for services rendered in connection with structuring a proposed offering of securities in Germany.  We also issued to U-mex options to purchase an additional 600,000 shares of common stock.  The options are exercisable at any time through May 12, 2011, subject to the conditions described in the following sentence.  Of the options issued, 200,000 are exercisable immediately at $.30 per share, 200,000 are exercisable at $.60 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €1.5 million and 200,000 are exercisable at $.90 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €2 million.  The estimated value of the compensatory common stock purchase options granted to U-mex in exchange for services was determined using the Black-Scholes pricing model.  The Company calculated and expensed $4,278 as compensation expense.

During May 2009, we issued an aggregate of 500,000 shares of common stock to Thomas Chown for services rendered in connection with structuring a proposed offering of securities in Germany.  The agreement with Mr. Chown is in effect for a period of one year.  The shares that were issued were recorded as prepaid equity and as of July 31, 2009, $4,274 of this equity had been expensed as consulting expense.

On May 29, 2009, the Company issued options to purchase an aggregate of 3,475,000 shares of common stock to five employees of the Company, including John Carson and Sterling Herbst, affiliates of the Company.  The options are exercisable at a price of $.10 per share at any time through May 28, 2019.  The estimated value of the compensatory common stock purchase options granted above in exchange for services was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory options granted in exchange for services was $100,834 during the three months ended July 31, 2009.

On July 23, 2009, we issued 4,502,850 shares of common stock to Milton Dresner in consideration of the conversion of $3,230,133 in principal amount of debt and 4,502,850 shares of common stock to Joseph Dresner in consideration of the conversion of $2,882,500 in principal amount of debt. Milton Dresner converted at a price of $0.71735 per share and Joseph Dresner converted at a price of $0.64015 per share.  Also in connection with the conversion of their debt, the Company issued warrants to purchase 750,000 shares of common stock to each of Milton Dresner and Joseph Dresner.  The warrants are exercisable at a price of $.05 per share at any time through July 23, 2012.  The estimated value of these compensatory common stock purchase warrants was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory warrants was $143,161 during the three months ended July 31, 2009.

In May 2009, the Company borrowed $60,000 from Trafalgar Capital on a short term basis.  The loan was repaid in its entirety in July 2009.

During the three months ended July 31, 2009 the Company entered into a $1 million credit facility, under which $300,000 was outstanding at July 31, 2009 with Trafalgar Capital.  All draw downs under the credit facility are and will be evidenced by Secured Convertible Redeemable Debentures ("Debentures") that mature on July 20, 2011, at which time the credit facility expires. The balance outstanding under each Debenture bears interest at the rate of 10% per annum.  The Company received the first draw down under the credit facility as of July 20, 2009 in the amount of $300,000.

Using guidance from EITF 98-05 and EITF 00-27 the Company analyzed the beneficial conversion feature of their debt agreements.  The value of the beneficial conversion feature was determined using the intrinsic value method. As of July 31, 2009, the Company recognized a beneficial conversion feature of $92,157 of which $1,120 has been accreted in the financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 -	SUBSEQUENT EVENTS

On August 24, 2009, the Company received a second draw down under the credit facility described above under the heading "Liquidity and Capital Resources-Debt" in the principal amount of $275,000.  We will commence making monthly payments on the August 2009 Debenture on October 30, 2009 in an amount equal to (i) $12,056.16 of outstanding principal, plus (ii) applicable accrued interest on the outstanding balance as of such payment date, plus (iii) the redemption premium on the principal amount redeemed.).

Also pursuant to the Purchase Agreement, the Company agreed to issue 2 million shares of convertible, redeemable preferred stock to Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar").  On August 21, 2009, the parties agreed on the terms of the preferred stock and on that date, the Company filed a certificate of designation with the State of Delaware setting forth the terms and restrictions of the Series A Convertible Preferred Stock ("Series A Preferred Stock") to be issued to Trafalgar.  On August 24, 2009, the Company issued 2 million shares of Series A Preferred Stock to Trafalgar pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including our ability to obtain capital to repay our debt and fund ongoing operations; our ability to fully implement our business plan; our ability to take advantage of new business opportunities as they arise; general economic and business conditions, both nationally and in our markets; the effect of government regulation on our industry in each country in which we conduct business; financing plans and the impact of competition; anticipated trends in our business; and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended April 30, 2009.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

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

First Quarter Operations

On July 23, 2009, each constituent entity comprising Milton Dresner and Joseph Dresner agreed to convert an aggregate of approximately $6,112,633 of principal owed to them by the Company into shares of the common stock of NM-US.   The debt converted included (i) the amounts owed to them under a series of promissory notes made by the Company during the period March 2006 through May 2009, (ii) the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and (iii) the amount of principal assumed by the Dresners under a promissory note made by the Company in favor of Comerica Bank in the amount of $1.9 million dated February 20, 2009 (the "Comerica Note").  In consideration of the benefits conferred upon the Company as a result of the actions taken by the Dresners in (i), (ii) and (iii), above, the Company issued an aggregate of 9,005,700 shares of Common Stock to them.  The elimination of the debt described above significantly improved our balance sheet.

During the first fiscal quarter, we continued to focus our efforts on the growth and implementation of programs to expand the reach of Rehab Ireland's site, within Ireland, the United Kingdom and beyond, to acquire new players.  Our business is built upon the number of players that deposit funds and play games on our client's site.  Our objective is to acquire new players at the lowest cost per player.  The internet provides an effective means of achieving this goal, both by way of sites we maintain and through partnerships with high traffic sites maintained by third parties.  Our efforts have been directed at establishing partnerships with well-known brands and organizations that operate Web sites with high user traffic.  Partnerships either take the form of "white label" sites or "affiliate programs."

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

During the quarter, we commenced developing software modifications for Inspired Gaming Group's server based gaming terminals.  We are advised these modifications were requested by distributors and hope that our efforts will accelerate the deployment of the terminals over the next several fiscal quarters.

We continue to negotiate with the officials in a mid-European country to win a contract to operate a national lottery but cannot state with any certainty whether our efforts will be successful.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements, see Note 2 of the footnotes thereto included in our April 30, 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 of the footnotes thereto included in our April 30, 2009 Annual Report on Form 10-K for a description of recent accounting pronouncements.

Results of Operations for the Three Months ended July 31, 2009 compared to the three months ended July 31, 2008.

As reported in our financial statements to this Quarterly Report on Form 10-Q for the three months ended July 31, 2009, the Company reported a $993,829 net loss after minority interest on $260,227 in net revenues as compared to net revenues of $337,102 on losses after minority interest of $735,025 for the first quarter of fiscal 2010.  The Company used $348,145 in cash for operating activities, leaving $118,274 in cash at July 31, 2009.

Net revenues decreased by $76,875 to $260,227 or about 23% over the first quarter of the 2010 fiscal period.  During the last quarter, the number of transactions recorded and the amount wagered on our Irish client's lottery site remained steady with the previous quarters.  However, given that revenues are recognized in Euros and reported in dollars, the amount of revenue (in comparison to the first quarter of the fiscal year ended April 30, 2009) we recorded last quarter was impacted materially by the steep decline in the value of the Euro against the US Dollar.

Operating expenses remained comparable with the operating expenses from the first quarter of the last fiscal period at $1,112,625.  The Company reported increases in depreciation and amortization expenses, but decreased its website expenses.  Included in operating expenses for the period ended July 31, 2009, are $545,224 in non-cash expenses associated financing, and the issuances of warrants and stock options, as well as stock.

Liquidity and Capital Resources

Sources and Uses of Cash

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   Over the last fiscal quarter our principal sources of liquidity encompassed cash provided from third party loans and operating cash flow. Our principal uses of liquidity generally include payroll and related expenses, professional fees and marketing expenses. Information regarding our cash flows for the three months ended July 31, 2009 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

At July 31, 2009, the Company’s cash and accounts receivable equaled $159,886 in available resources to fund $895,367 in accounts payable and accrued expenses.  While Rehab Bingo should continue to generate cash to partially fund operations, expenses will exceed revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2010 to fund the cash shortfall.

We continue to trim expenditures in the interest of retaining cash.  Over the past two quarters, we have reduced our staff by five persons and the remaining management and staff accepted a 10%-20% cut in salary.  In furtherance of our efforts to reduce expenditures we have decreased website expenses, which are primarily advertising, by 42% compared to the first quarter of fiscal 2009.  We do not believe that the reduction in staff or website expenditures will materially affect our business in the long term.

As of July 31, 2009, we had a working capital (current assets minus current liabilities) deficit of $3,033,432 as compared to a deficit of $8,780,935 as of April 30, 2009 (our fiscal year end).

Net cash used by operating activities in the first three months of fiscal 2010 was $348,145. The development and implementation of new lotteries is capital intensive and we do not possess sufficient capital to pursue or develop new opportunities if presented to us.

Net cash provided by investing activities in the first three months of fiscal 2010 was $2,200.  Capital expenditures are expected to be minimal in the remainder of 2010.

Net cash provided by financing activities in the first three months of fiscal 2010 was $250,000, which resulted primarily from $360,000 related party loans.

Debt

As of July 31, 2009, we had outstanding debt in the principal amount of $2,389,892 (net of discounts), all but $183,177 of which is in favor of Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar).  As of said date, our debt consisted of the following significant components:

•
A $1 million credit facility, under which $300,000 was outstanding at July 31, 2009.  All draw downs under the credit facility are and will be evidenced by Secured Convertible Redeemable Debentures ("Debentures") that mature on July 20, 2011, at which time the credit facility expires. The balance outstanding under each Debenture bears interest at the rate of 10% per annum.  The Company received the first draw down under the credit facility as of July 20, 2009 in the amount of $300,000.  The Company will commence making monthly payments on the Debenture issued in connection with such draw down on October 30, 2009 in an amount equal to (i) $13,864.58 of outstanding principal, plus (ii) applicable accrued interest on the outstanding balance as of such payment date, plus (iii) the redemption premium on the principal amount redeemed.  Future draw downs under the credit facility are at the sole discretion of Trafalgar.  Each Debenture issued in evidence of a draw down will bear similar charges and fees.  (A more complete description of the credit facility, the Debentures and the other documents executed by the Company in connection with this transaction is set forth in Part II – Item 5 – Other Information.)

•
Approximately €2.21 million principal amount under two Convertible Loan Agreements ("Loan Agreements").  This principal loan amount does not include loan discounts shown on the consolidated balance sheet debt.  Under the terms of the Loan Agreements principal and interest were amortized and payable on a monthly basis.  As a result of defaults under these instruments and the execution of restructuring agreements with Trafalgar, payments under the agreements had been suspended commencing as of January 1, 2009 and are scheduled to resume commencing October 30, 2009.

The Debentures and the Loan Agreements are collateralized by all of our assets.

Capital Requirements

During the next twelve months, we expect to allocate the majority of our available operating capital to the repayment of debt outstanding to Trafalgar and expenses related thereto.  We also will require funds to pay salaries and consulting fees; for marketing expenses attributable to our lottery operations and for other service fees in connection with our lottery operations, including website hosting and site maintenance.

We expect to generate cash for operations principally from revenue from managing our client's lottery.  We believe that the affiliate programs now in place and that we expect to initiate over the next twelve months, will continue to increase player traffic on our client's sites that will result in more revenue to us.  We also expect to experience an upswing in fees from gaming terminals as our operating system and games are now established and seemingly are being well-received by the industry.  We hope to receive proceeds under the Trafalgar credit facility, of which there is up to $425,000 available to us as of September 16, 2009, though any further draw downs under the facility are at Trafalgar's sole discretion and we cannot be certain it will extend further credit to us.  We will seek to leverage our OTC Bulletin Board listing by raising funds from the sale of securities in the United States.  We also will seek to secure funding from off-shore and non-traditional sources.  To the extent we have an opportunity to develop a lottery for a new client; we will seek to fund it through local investors who have a vested interest in the success of the operation.

We are not certain we will have or be able to identify capital sufficient for all the purposes we require.  We expect to incur losses for the remainder of 2010 fiscal year.  In light of our financial performance and condition and debt structure, it will be difficult to access capital.  Affiliates who had loaned funds to our Company or guaranteed third party loans made to our Company have indicated that they will no longer make funds available to us or guarantee any further loans.  We have granted a security interest in all of our properties to Trafalgar in connection with all of the loans outstanding to it and if we are unable to pay principal and/or interest under these loans as it becomes due, we may default under the loans and lose all of our assets.

 We anticipate that our existing cash and cash equivalents, and amounts available under our credit agreement will not be adequate to fund our working capital and capital requirements over the next twelve months.  We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2009. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, capital and operating leases, convertible notes and equity offerings, if such resources are available.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Subsequent Events

On August 24, 2009, the Company received a second draw down under the credit facility described above under the heading "Liquidity and Capital Resources-Debt" in the principal amount of $275,000.  We will commence making monthly payments on the August 2009 Debenture on October 30, 2009 in an amount equal to (i) $12,056.16 of outstanding principal, plus (ii) applicable accrued interest on the outstanding balance as of such payment date, plus (iii) the redemption premium on the principal amount redeemed.).  As of September 16, 2009, there was $575,000 outstanding under the credit facility and $425,000 of credit available, at the discretion of Trafalgar.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2009 (the “Evaluation Date”).  Such evaluation was conducted by the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2009, we were not party to any litigation or other legal proceeding.

Item 1A. Risk Factors.

We refer readers to the risk factors set forth in our annual report on Form 10-K for the year ended April 30, 2009, as filed with the Securities and Exchange Commission on August 13, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 31, 2009, the Company issued the following equity securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:.

During May 2009, we issued an aggregate of 300,000 shares of common stock to U-mex GmbH for services rendered in connection with structuring a proposed offering of securities in Germany.  We also issued to U-mex options to purchase an additional 600,000 shares of common stock.  The options are exercisable at any time through May 12, 2011, subject to the conditions described in the following sentence.  Of the options issued, 200,000 are exercisable immediately at $.30 per share, 200,000 are exercisable at $.60 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €1.5 million and 200,000 are exercisable at $.90 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €2 million.

During May 2009, we issued an aggregate of 500,000 shares of common stock to Thomas Chown for services rendered in connection with structuring a proposed offering of securities in Germany.

On July 23, 2009, we issued 4,502,850 shares of common stock to Milton Dresner in consideration of the conversion of $3,230,133 in principal amount of debt and 4,502,850 shares of common stock to Joseph Dresner in consideration of the conversion of $2,882,500 in principal amount of debt. Milton Dresner converted at a price of $0.71735 per share and Joseph Dresner converted at a price of $0.64015 per share.  Also in connection with the conversion of their debt, the Company issued warrants to purchase 750,000 shares of common stock to each of Milton Dresner and Joseph Dresner.  The warrants are exercisable at a price of $.05 per share at any time through July 23, 2012.

On May 29, 2009, the Company issued options to purchase an aggregate of 3,475,000 shares of common stock to five employees of the Company, including John Carson and Sterling Herbst, affiliates of the Company.  The options are exercisable at a price of $.10 per share at any time through May 28, 2019.

Sale of Unregistered Equity Securities Subsequent to the end of the period Covered by this Report:

Also pursuant to the Purchase Agreement, the Company agreed to issue 2 million shares of convertible, redeemable preferred stock to Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar").  On August 21, 2009, the parties agreed on the terms of the preferred stock and on that date, the Company filed a certificate of designation with the State of Delaware setting forth the terms and restrictions of the Series A Convertible Preferred Stock ("Series A Preferred Stock") to be issued to Trafalgar.  On August 24, 2009, the Company issued 2 million shares of Series A Preferred Stock to Trafalgar pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

Set forth below is a summary of the terms of the Series A Preferred Stock:

(i) Name, Class and Stated Value: The name of the class of preferred shares is "Series A Convertible Preferred Stock."  The number of shares comprising the class is two million with an initial stated value of $1.00.

(ii) Dividends:  If the Company declares a dividend on the common stock, the holders of shares of Series A Preferred Stock are entitled to receive, and the Board of Directors must declare, dividends in an amount equal to the amount of dividends such holders would have received if each share of Series A Preferred Stock had been converted into a number of shares of the Company’s common stock calculated by dividing the stated value ($1) by $.05 (the "Fixed Conversion Price").

(iii) Liquidation, Dissolution or Winding Up; Certain Mergers, Consolidations and Asset Sales:

(A) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock will be entitled to be paid, out of the assets of the Company available for distribution, before any payment is made to the holders of any junior securities (including the common stock), an amount per share equal to $1.00 per share (the "Base Amount") plus any accrued but unpaid dividends.  If upon any such liquidation, dissolution or winding up of the Company, the assets available for distribution to its stockholders are insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they are entitled, they will share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them.

(B) Deemed Liquidation Events.  The entry by the Company into a merger or consolidation in which either (1) the Company is a constituent party, or (2) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation (a "Deemed Liquidation Event").  The foregoing does not include any merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such transaction continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such transaction, at least a majority, by voting power, of the capital stock or other equity interests of (x) the surviving entity or (y) if the surviving entity is a wholly owned subsidiary of another entity immediately following such merger or consolidation, the parent entity of such surviving entity (after giving effect to the issuance of shares of common stock upon exercise of options or warrants and the conversion of convertible securities, in each case outstanding immediately prior to such merger or consolidation); or the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary, of all or a majority of the assets or revenue or earnings generating capacity of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if a majority of the assets or revenue or earnings generating capacity of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.  Unless the holders of a majority of the outstanding shares of Series A Preferred Stock elect otherwise, they shall be entitled to receive from the proceeds of the Deemed Liquidation Event an amount per share of outstanding Series A Preferred Stock equal to what they would have received under an event described in section (c)(i), above.

The Company may not affect a Deemed Liquidation Event unless the agreement for such transaction provides that the consideration payable to the stockholders of the Company will be allocated among the holders of capital stock of the Company as if it were a voluntary liquidation as provided in section (a), above.  In the event of a Deemed Liquidation Event, if the Company does not effect a dissolution of the Company within ninety days after such event, (i) the Company must so advise the holders of Series A Preferred Stock and advise them that they have a right to require the Company to redeem their shares of Series A Preferred Stock using the proceeds from any Deemed Liquidation Event, together with any other assets of the Company available for distribution to its at a price per share equal to the “Redemption Price” (as defined below.  If the available proceeds are not sufficient to redeem all outstanding shares of Series A Preferred Stock, the Company will redeem a pro rata portion of each holder’s shares of Series A Preferred Stock to the fullest extent of available proceeds.

If a holder of Series A Convertible Preferred Stock advised the Company of its election to be excluded from the redemption provided above, then the shares of Series A Convertible Preferred Stock registered on the books of the Company in the name of such holder at the time of the Company’s receipt of such notice will thereafter be “Excluded Shares.”  Excluded Shares will not be redeemed, whether in such Deemed Liquidation Event or thereafter.

(iv) Voting.  Holders of shares of Series A Preferred Stock are entitled to votes the number of whole shares of Common Stock into which their shares of Series A Preferred Stock are convertible if converted at the Fixed Conversion Price (as defined below) on all matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting).

(v) Optional Conversion. Holders of Series A Preferred Stock have the right to convert their shares at any time into a number of shares of common stock as shall be determined by dividing $1 (the Base Amount) by the lower of (A) $0.05 (the “Fixed Conversion Price”) and (B) a fifteen percent (15%) discount to the lowest daily closing Volume Weighted Average Price of the Common Stock as reported by Bloomberg, LP during the five (5) trading days after the conversion date (the “Series A Conversion Price”).  In the event of a liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event, the conversion rights will terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of Series A Preferred Stock.

The Company has agreed that it will at all times keep available out of its authorized but unissued capital stock, for the purpose of effecting the conversion of the Series A Preferred Stock, such number of its duly authorized shares of common stock as will from time to time be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock at the Fixed Conversion Price; and if at any time the number of authorized but unissued shares of common stock is not sufficient to effect such conversion, the Company will take such action as may be necessary to increase its authorized but unissued shares of common stock to such number of shares as will be sufficient for such purposes,

If there occurs any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the common stock (but not the Series A Preferred Stock) is converted into or exchanged for securities, cash or other property, then, following any such reorganization, recapitalization, reclassification, consolidation or merger, each share of Series A Preferred Stock will be convertible in lieu of the common stock into which it was convertible prior to such event into the kind and amount of securities, cash or other property which a holder of the number of shares of common stock of the Company issuable upon conversion of one share of Series A Preferred Stock immediately prior to such event would have been entitled to receive pursuant to such transaction; and, in such case, appropriate adjustment (as determined in good faith by the Board of Directors of the Company) will be made with respect to the rights and interests thereafter of the holders of the Series A Preferred Stock.

(vi) Redemption of  Shares. Each share of Series A Preferred Stock will be redeemable, at the option of the Company, at any time at the redemption price of $1.00 per share.

(b) N/A

(c)  N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Sale of Secured Convertible Redeemable Debentures:

Subsequent to the end of the period covered by this report, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration afforded by Section 4(2) thereof:

On August 13, 2009, the Company entered into each of a Securities Purchase Agreement, a Secured Convertible Redeemable Debenture in the principal amount of $300,000 and a Security Agreement with Trafalgar, each of which is deemed to be effective as of July 20, 2009.

Under the Securities Purchase Agreement, or Purchase Agreement, Trafalgar agreed to make available to the Company credit in the amount of up to $1 million for a period of two years ending on July 20, 2011, which credit is and shall be evidenced by Secured Convertible Redeemable Debentures, or Debentures.  The Company may exercise draw downs under the Purchase Agreement by delivering a draw down notice to Trafalgar, which shall be subject to acceptance or rejection by Trafalgar, in its sole discretion, within five calendar days.  Once accepted, Trafalgar is obligated to deposit the amount of the funding into an escrow account to be released upon the issuance of a Debenture in the principal sum of the draw down, which must be within five calendar days of acceptance of a draw down notice.  If a Debenture is not timely delivered by the Company, the Company shall pay to Trafalgar, as liquidated damages for such failure to deliver and not as a penalty, 2% of the amount of the draw down for each seven calendar day period, or part thereof, following such failure, in cash, until the Debentures have been delivered.  Such amount may be subtracted by Trafalgar from the amount of the draw down for which the Debenture is being delivered.

In connection with the sale of the Debentures, the Company agreed to issue shares of preferred stock to Trafalgar under the Purchase Agreement, as described below.

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

The Company will be in default under the Security Agreement if: (a) it fails to pay any amount of principal, interest or other item comprising the obligations under any Transaction Document; (b) it fails to observe or perform any of its obligations or other covenants, terms or provisions to be performed under the Transaction Documents; (c) if any representation or warranty made or furnished in connection with any of the Transaction Document proves to have been incorrect or misleading in any material respect when made or furnished; (d) if Trafalgar, reasonably and in good faith, deems itself to be insecure; (v) if the Company (1) makes a general assignment for the benefit of its creditors; (2) applies for or consents to the appointment of a receiver, trustee or similar official for itself or any of its assets and properties; (3) commences a voluntary case for relief as a debtor under the US Bankruptcy Code; (4) files with or otherwise submits to any governmental authority any petition, answer or other document seeking: (A) reorganization, (B) an arrangement with creditors or (C) seeks to take advantage of any other present or future applicable law respecting bankruptcy, reorganization, insolvency, readjustment of debts, relief of debtors, dissolution or liquidation; (5) files or otherwise submit any answer or other document admitting or failing to contest the material allegations of a petition or other document filed or otherwise submitted against it in any of the proceedings described in the Security Agreement, or (6) is adjudicated a bankrupt or insolvent by a court of competent jurisdiction; or any case, proceeding or other action shall be commenced against the Company for the purpose of effecting, or an order, judgment or decree shall be entered by any court of competent jurisdiction approving anything specified above, or any receiver, trustee, liquidator or other official shall be appointed with respect to the Company, is appointed to take or otherwise acquires possession or control of all or a substantial part of the Company's assets and properties and any of the foregoing shall continue unstayed and in effect for any period of thirty calendar days.

Upon the occurrence and during the continuance of an event of default under the Security Agreement, Trafalgar is entitled to act as the Company's attorney-in-fact to do all such things the Company could do with its property, including collect its debts or sell its properties and exercise all of its other rights as a secured creditor.  In the event that the Company receives any asset during the pendancy of the security interest, it is required to hold such asset for the benefit of Trafalgar.

As of the date hereof, Trafalgar has loaned the Company an aggregate of $575,000 pursuant to the terms of the Purchase Agreement, which sum is evidenced by Debentures dated as of August 13, 2009 (effective as of July 20, 2009) and August 24, 2009 in the principal amounts of $300,000 and $275,000, respectively.   The Company has received $135,000 of the amount loaned pursuant to the second debenture on August 24, 2009 and expects to receive the balance due, less certain fees and expenses of Trafalgar, as provided in the Purchase Agreement, in the next several weeks.  After giving effect to the sale of the debenture described herein, there remains available to the Company the sum of $425,000 under the credit facility described in the Purchase Agreement.

Related Party Transactions

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

On July 20, 2009, the Company entered into a letter agreement under which Trafalgar agreed to make available $1 million working capital line of credit whereby it agreed to purchase convertible debentures from the Company up to such amount for a period of up to two years ending on July 20, 2011, subject to the execution of definitive agreements that are described in the following paragraph (the "July 20 Letter Agreement").  As a material inducement for Trafalgar to enter into this agreement, the Company agreed to issue to Trafalgar 2,000,000 shares of preferred stock having a stated value of $1.00.  The July 20 Letter Agreement makes reference to preliminary terms with respect to the preferred stock, the terms of which are described above under "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."  The July 20 Letter Agreement also provided for the sale and issuance of the Debentures and the other agreements executed by the parties in connection with the line of credit and the purchase of the debentures, as more fully described above.

On July 23, 2009, each constituent entity comprising the Company, Milton Dresner, Joseph Dresner and Trafalgar (a current affiliate of the Company) entered into a letter agreement to restructure all of the Company's debt (the "July 23 Letter Agreement").  Under this agreement, Milton Dresner and Joseph Dresner, former affiliates of the Company, agreed to convert an aggregate of approximately $6,112,633 of principal owed to them by the Company into shares of the common stock of NM-US.   The debt converted included (i) the amounts owed to them under a series of promissory notes made by the Company during the period March 2006 through March 2008, (ii) the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and (iii) the amount of principal assumed by the Dresners under a promissory note made by the Company in favor of Comerica Bank in the amount of $1.9 million dated February 20, 2009 (the "Comerica Note").  In consideration of the benefits conferred upon the Company as a result of the actions taken by the Dresners in (i), (ii) and (iii), above, the Company issued an aggregate of 9,005,700 shares of Common Stock to them.

Also pursuant to the July 23 Letter Agreement, among other things, the parties agreed as follows:

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

In March 2009, we entered into a series of restructuring agreements with Trafalgar to cure the continuing defaults under loan documents we entered with Trafalgar governing the loans made in May and October 2008.  Under the restructuring agreements, among other things, the maturity date of the November 2008 Loan was extended from April 30, 2010 to October 31, 2010 and the monthly payments of principal and interest were suspended until July 2009.  We did not make the payments required under the Trafalgar loan documents that had been deferred until July 31, 2009 pursuant to the Restructuring Agreement described above.  We had advised Trafalgar of our inability to make such payment prior thereto and Trafalgar did not call a default under the Restructuring Agreement or amended Loan Documents.  Rather, by letter dated August 11, 2009, Trafalgar agreed to further defer and also restructure the payments due under the May 2008 and October 2008 loan documents which are to resume commencing October 30, 2009.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description

4.1	Secured Convertible Redeemable Debenture effective July 20, 2009 in the principal amount of $300,000 made by the Company in favor of Trafalgar Capital Specialized Investment Fund-FIS
4.2	Secured Convertible Redeemable Debenture dated August 24, 2009 in the principal amount of $275,000 made by the Company in favor of Trafalgar Capital Specialized Investment Fund-FIS
10.44	Securities Purchase Agreement effective as of July 20, 2009, between the Company and Trafalgar Capital Specialized Investment Fund-FIS.
10.45	Security Agreement effective as of July 20, 2009, between the Company and Trafalgar Capital Specialized Investment Fund-FIS.
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA LOTTERY SERVICES, INC.

Date: September 21, 2009	By:	/s/ John T. Carson
John T. Carson,
President,
Principal Executive Officer and Principal Financial Officer