Form 10-Q
period 2009-10-31
New Media Lottery Services Inc
filed 2009-12-21
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49884

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

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
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 17, 2009 there were 33,897,843 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Consolidated Financial Statements for the Three and Six Months Ended October 31, 2009

Page

Condensed Consolidated Balance Sheets as of October 31, 2009 (unaudited) and April 30, 2009 (audited)	F–1

Condensed Consolidated Statements of Operations for the three months and six months ended October 31, 2009 and 2008 (unaudited)	F–2

Consolidated Statements of Stockholders’ Deficit for the period May 1, 2008 through October 31, 2009 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2009 and 2008 (unaudited)	F–4

Notes to the Condensed Consolidated Financial Statements	F–5

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$61,269	$69,233
Accounts receivable, net	68,617	88,122
Prepaid assets	15,523	17,280

Total Current Assets	145,409	174,635

PROPERTY AND EQUIPMENT, NET	52,728	93,287

DEFERRED LOAN FEES - NET	2,212,560	472,904

TOTAL ASSETS	$2,410,697	$740,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$916,875	$702,595
Other payable	117,907	69,713
Deferred compensation	62,500	62,500
Due to related parties	202,465	202,465
Notes payable, net	—	5,625,120
Notes payable - related party	183,177	2,293,177
Convertible notes - related party, net	2,988,743	—

Total Current Liabilities	4,471,667	8,955,570

NOTES PAYABLE - LONG-TERM PORTION, NET	192,586	515,620

TOTAL LIABILITIES	4,664,253	9,471,190

MINORITY INTEREST	3,499,466	3,525,870

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 33,554,093 shares issued and outstanding	33,554	21,442
Additional paid-in capital	11,989,167	3,335,688
Prepaid consulting equity	(74,897)	—
Accumulated deficit	(17,716,377)	(15,886,684)
Accumulated other comprehensive income	13,531	273,320

Total Stockholders' Deficit	(5,753,022)	(12,256,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,410,697	$740,826

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

NET REVENUES	$278,435	$254,884	$538,662	$591,986

OPERATING EXPENSES

Depreciation and amortization expense	313,608	94,613	434,160	172,386
General and administrative	217,501	378,059	674,116	683,715
Management fees	7,500	19,456	15,000	41,481
Professional fees	143,922	183,131	340,136	350,680
Programming fees	107,874	143,522	231,984	339,788
Rent expense	24,845	24,260	54,533	50,072
Contract development	—	—	—	3,000
Website expense	176,634	175,537	354,580	482,207

Total Operating Expenses	991,884	1,018,578	2,104,509	2,123,329

LOSS FROM OPERATIONS	(713,449)	(763,694)	(1,565,847)	(1,531,343)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	—	—	(52)	—
Interest income	12	37	282	73
Interest expense	(78,286)	(156,359)	(199,844)	(295,475)
Interest expense - beneficial conversion feature	(165,528)	—	(324,334)	—

Total Other Income (Expenses)	(243,802)	(156,322)	(523,948)	(295,402)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(957,251)	(920,016)	(2,089,795)	(1,826,745)

PROVISION FOR INCOME TAXES	—	—	—	—

MINORITY INTEREST IN SUBSIDIARIES LOSSES	121,387	178,196	260,102	349,900

NET LOSS	$(835,864)	$(741,820)	$(1,829,693)	$(1,476,845)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,554,093	21,442,143	33,554,093	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS	$(835,864)	$(741,820)	$(1,829,693)	$(1,476,845)

Foreign currency translation adjustment	(564,559)	310,804	(259,789)	293,862
Unrealized gain (loss) on marketable securities	—	(30)	—	(3,000)

COMPREHENSIVE LOSS	$(1,400,423)	$(431,046)	$(2,089,482)	$(1,185,983)

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the period May 1, 2008 through October 31, 2009
(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-in	Prepaid	Accumulated	Comprehensive	Minority
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Income	Interest

Balance, April 30, 2008	—	$—	21,442,143	$21,442	$3,335,688	$—	$(12,923,096)	$107,958	$2,887,722

Consolidation of subsidiaries	—	—	—	—	—	—	—	—	638,148

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(3,000)	—

Foreign currency translation	—	—	—	—	—	—	—	168,362	—

Net loss for the year ended April 30, 2009	—	—	—	—	—	—	(2,963,588)	—	—

Balance, April 30, 2009	—	$—	21,442,143	$21,442	$3,335,688	$—	$(15,886,684)	$273,320	$3,525,870

Consolidation of subsidiaries	—	—	—	—	—	—	—	—	(26,404)

Preferred stock issued for costs related to Convertible debt	2,000,000	2,000	—	—	1,998,000	—	—	—	—

Common stock issued for conversion of debt	—	—	9,005,700	9,006	6,103,627	—	—	—	—

Common stock issued for services	—	—	3,106,250	3,106	162,894	(98,500)	—	—	—

Valuation of options and warrants	—	—	—	—	248,273	—	—	—	—

Value attributed to beneficial conversion features	—	—	—	—	140,686	—	—	—	—

Amortization of prepaid equity	—	—	—	—	—	23,603	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	(259,789)	—

Net loss for the period ended October 31, 2010	—	—	—	—	—	—	(1,829,693)	—	—

Balance, October 31, 2009 - unaudited	2,000,000	$2,000	33,554,093	$33,554	$11,989,167	$(74,897)	$(17,716,377)	$13,531	$3,499,466

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,829,693)	$(1,476,845)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	434,160	172,386
Loss (gain) on disposition of assets	52	—
Common Stock issued for services	91,103	—
Warrants and Options granted for services	248,273	—
Accretion of beneficial conversion feature	346,109	—
Interest forgiven on related party notes	235,032	—
Minority interest in subsidiaries losses	(260,102)	(365,521)
Change in operating assets and liabilities:
Accounts receivable	19,505	77,426
VAT receivable	48,194	(45,307)
Accounts payable and accrued expenses	214,283	355,495
Prepaid assets	421	57,578

Net Cash Used by Operating Activities	(452,663)	(1,224,788)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	—	(39,460)
Proceeds from sale of property and equipment	2,200	—

Net Cash Used by Investing Activities	2,200	(39,460)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable		1,658,410
Loan fees paid	(87,500)	(471,011)
Proceeds from issuance of convertible notes payable, related parties	635,000	—
Proceeds from issuance of notes payable, related parties	—	300,000
Payments on notes payable, related parties	(70,000)	(300,000)
Payments on notes payable	—	(345,502)

Net Cash Provided by Financing Activities	477,500	841,897

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(34,999)	300,790

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,964)	(121,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,233	215,746

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,269	$94,185

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$988	$221,692
Cash paid for income taxes	$—	$—

NON-CASH INVESTING & FINANCING ACTIVITIES:

Common stock issued for services	$91,103	$—
Common Stock issued to convert debt	$6,112,633	$—
Warrants and options granted for services	$248,273	$—

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2009 Annual Report on Form 10-K.  Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results to be expected for year ending April 30, 2010.

NOTE 2-	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K, for the year ended April 30, 2009, the Company has incurred operating losses of $15,886,684 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2009.  The Company’s stockholders’ deficit at April 30, 2009 was $12,256,234.  Additionally, the Company has sustained additional operating losses for the six months ended October 31, 2009 of $1,565,847, has a working capital deficit of $4,326,259, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2-	GOING CONCERN CONSIDERATIONS (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-	MATERIAL EVENTS

During the six months ended October 31, 2009, the Company issued the following equity securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:.

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

During May 2009, we issued an aggregate of 500,000 shares of common stock to Thomas Chown for services rendered in connection with structuring a proposed offering of securities in Germany.  The agreement with Mr. Chown is in effect for a period of one year.  The shares that were issued were recorded as prepaid equity and as of October 31, 2009, $9,425 of this equity had been expensed as consulting expense.

On May 29, 2009, the Company issued options to purchase an aggregate of 3,475,000 shares of common stock to five employees of the Company, including John Carson and Sterling Herbst, affiliates of the Company.  The options are exercisable at a price of $.10 per share at any time through May 28, 2019.  The estimated value of the compensatory common stock purchase options granted above in exchange for services was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory options granted in exchange for services was $100,834 during the six months ended October 31, 2009.

On July 23, 2009, we issued 4,502,850 shares of common stock to Milton Dresner in consideration of the conversion of $3,230,133 in principal amount of debt and 4,502,850 shares of common stock to Joseph Dresner in consideration of the conversion of $2,882,500 in principal amount of debt. Milton Dresner converted at a price of $0.71735 per share and Joseph Dresner converted at a price of $0.64015 per share.  Also in connection with the conversion of their debt, the Company issued warrants to purchase 750,000 shares of common stock to each of Milton Dresner and Joseph Dresner.  The warrants are exercisable at a price of $.05 per share at any time through July 23, 2012.  The estimated value of these compensatory common stock purchase warrants was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory warrants was $143,161 during the six months ended October 31, 2009.

In May 2009, the Company borrowed $60,000 from Trafalgar Capital on a short term basis.  The loan was repaid in its entirety in July 2009.

During the six months ended October 31, 2009 the Company entered into a $1 million credit facility, under which $575,000 was outstanding at October 31, 2009 with Trafalgar Capital.  All draw downs under the credit facility are and will be evidenced by Secured Convertible Redeemable Debentures ("Debentures") that mature on July 20, 2011, at which time the credit facility expires. The balance outstanding under each Debenture bears interest at the rate of 10% per annum.  The Company received the first draw down under the credit facility as of July 20, 2009 in the amount of $300,000.  The Company received the second draw down under the credit facility as of August 24, 2009 in the amount of $275,000.

We did not make the payments to Trafalgar under any of our debt instruments that were due by October 30, 2009, which aggregated $41,326 and €336,581.  Nor did we make any payments due on November 30, 2009, which aggregated $33,797 and €261,407.   Accordingly, as of November 30, 2009, we owed Trafalgar the sum of $75,123 and €597,988 for past amounts due under these instruments.    Accordingly, we are in default under all of the debt instruments to which we are a party in favor of Trafalgar. As a consequence, Trafalgar is entitled to exercise all of its rights under the various agreements we entered during the period June 2008 through August 2009, including seizing all of our assets which would terminate our operations.

The Company analyzed the beneficial conversion feature of their debt agreements and determined the value of the beneficial conversion feature using the intrinsic value method. In relation to the $300,000 loan, as of October 31, 2009, the Company recognized a beneficial conversion feature of $92,157 of which $12,734 has been accreted in the financial statements.  In relation to the $275,000 loan, as of October 31, 2009, the Company recognized a beneficial conversion feature of $48,529 of which $9,041 has been accreted in the financial statements.

Pursuant to the Purchase Agreement, dated as of July 20, 2009, the Company agreed to issue 2 million shares of convertible, redeemable preferred stock to Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar").  On August 21, 2009, the parties agreed on the terms of the preferred stock and on that date, the Company filed a certificate of designation with the State of Delaware setting forth the terms and restrictions of the Series A Convertible Preferred Stock ("Series A Preferred Stock") to be issued to Trafalgar.  On August 24, 2009, the Company issued 2 million shares of Series A Preferred Stock, with an initial stated value of One Dollar ($1.00), to Trafalgar pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.  The Company valued the preferred shares at $2 million and capitalized this expense as a loan cost which will be amortized over the life of the convertible debt agreement – 24 months.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - SUBSEQUENT EVENTS

By agreement dated November 2, 2009, the Company borrowed the sum of $50,500 from Trafalgar.  After deducting Trafalgar's transactional expenses, we received the sum of $45,500 from this loan.  We have agreed to repay this loan without interest by remitting to Trafalgar all proceeds earned by us under our agreement with Inspired Broadcast Networks, pursuant to which we provide games for its server based gaming terminals utilized by our client, Rehab-Ireland, which has agreed to deliver the fee owed to us directly to Trafalgar's account until the entire principal amount of the loan is repaid.  We are using the proceeds from this loan for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including:

•	our ability to obtain capital to repay our debt and fund ongoing operations and expansion;

•	our ability to fully implement our business plan;

•	our ability to take advantage of new business opportunities as they arise;

•	general economic and business conditions, both nationally and in our markets;

•	the effect of government regulation on our industry in each country in which we conduct business;

•	the impact of competition;

•	the risks of doing business in foreign countries;

•	anticipated trends in our business; and

•	other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended April 30, 2009.

In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

Overview.

New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery (International) Services Ltd. (“NMLS-LTD” and collectively, with NM-US and NM-PLC, “we”, “us,” "our" or the “Company”), designs, builds, implements, manages, hosts and supports web, kiosk and wireless device based lottery programs operated by governments and charitable organizations outside of the United States. We commenced providing services to clients in August 2003 and began generating revenues from long-term agreements with our clients during the 2006 fiscal year. We also develop and provide lottery products and content to Internet-based kiosks for third parties.

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

Summary Results of Operations and Financial Condition.

Our financial condition and operations continue to be afflicted by a lack of cash to expand our business.  During the last fiscal quarter, our revenue from operations increased slightly and we continued to cut expenses; thus, our loss from operations decreased compared to the prior quarterly period.  However, we expect that our expenses will continue to exceed our revenues for the foreseeable future.  We applied the proceeds from the $275,000 loan we received during the last quarter, from which we received the net amount of $227,500, to satisfy our ongoing expenses and, consequently, could not allocate any cash to business development or to increase marketing of our client's bingo Web site.

As of October 31, 2009, we were indebted to Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar"), our largest stockholder, in the principal amounts of $575,000 and €2,211,111 under the terms of four debt instruments.  On October 30, 2009, the Company was required to commence repaying a portion of the amount due under these instruments.  The Company did not make the payments due on October 30, 2009 or November 30, 2009.  Consequently, during the quarter ended October 31, 2009 and in the subsequent period through the date of this report, the Company has been in default under the terms of these debt instruments and the related agreements with Trafalgar.  The Company currently does not possess sufficient cash to make the payments required under these instruments.  A further discussion of the Company's obligations under the various loan documents and the consequences of the default is included under the heading "Capital Resources and Existing Obligations," below, and under "Part II, Item 3. Defaults Upon Senior Securities."

Second Quarter Operations

In view of our lack of cash, we continue to seek to expand our operations through the most efficient and least expensive modalities available.  We continue to develop partnerships with well-known entities to link to our client's bingo Web site and gain access to their existing Web site visitors.  We also are endeavoring to create new software and games for use on new media devices, which are relatively inexpensive to develop compared to the full-scale bingo and lottery venture we are operating in Ireland.

During the second fiscal quarter, we continued to focus our efforts on the growth and implementation of programs to expand the reach of Rehab Ireland's site, within Ireland, the United Kingdom and beyond, to acquire new players.  Our business is built upon the number of players that deposit funds and play games on our client's site.  Our objective is to acquire new players at the lowest cost per player.  The internet provides an effective means of achieving this goal, both by way of sites we maintain and through partnerships with high-traffic sites maintained by third parties.  Our efforts have been directed at establishing partnerships with well-known brands and organizations that operate Web sites with high user traffic.  Partnerships either take the form of "white label" sites or "affiliate programs."

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

We currently have established white label programs with such companies as The Irish Post newspaper in the UK (the voice of the Irish in Britain) to service the expansive Irish ex-patriot community in the UK; and Pigsback, Ireland’s leading consumer networking site.  This quarter we secured a channel partnership agreement with Eircom, Ireland’s largest telecommunications company.  Eircom.net is Ireland’s highest trafficked site with over 24 million page impressions monthly.  We previously had been party to a white label agreement with TV3, Ireland’s leading independent television station, to provide our client's content to its popular and award-winning web site but discontinued the program because TV3 was not delivering the player volumes we required.

We enter into affiliate programs with niche/vertical content driven web sites that have similar target audience/customers whereby our affiliates create a hyperlink on their page that points to our lottery client's Web page.  These links have begun to drive traffic to our site and compete very competitively in the market place. In addition we have developed feeder programs with social networks such as Facebook which has proven beneficial.

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

During the quarter, we developed software modifications for Inspired Gaming Group's server based gaming terminals.  We are advised these modifications were requested by distributors and hope that our efforts will accelerate the deployment of the terminals over the next several fiscal quarters. The Company is advised by Inspired that it placed approximately 80 new terminals in establishments throughout Ireland during the last quarter and that Inspired currently is operating approximately 180 terminals.

We continue to negotiate with the officials in a mid-European country to win a contract to operate a national lottery program but cannot state with any certainty whether our efforts will be successful.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements, we refer readers to footnote 2 titled "Critical Accounting Policies" appearing on page F-8 of our audited financial statements included in our April 30, 2009 Annual Report on Form 10-K, as filed with the SEC on August 13, 2009.

Recent Accounting Pronouncements

We refer readers to footnote 2 titled "Recent Accounting Developments" appearing on page F-9 of our audited financial statements included in our April 30, 2009 Annual Report on Form 10-K, as filed with the SEC on August 13, 2009.

Liquidity and Capital Resources.

Sources and Uses of Cash

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  Over the last fiscal quarter our principal sources of liquidity consisted of cash provided from related party loans and operating cash flow.  Our principal uses of cash generally include payroll and related expenses, marketing expenses and professional fees. Information regarding our cash flows for the three months ended October 31, 2009 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q and is further discussed below.

The table below presents certain selected balance sheet comparisons as of October 31, 2009 and April 30, 2009 which we believe demonstrate our liquidity position as of October 31, 2009.

(All amounts are set forth in US Dollars.)
	31-Oct-09	30-Apr-09	$ Difference	% Difference
	(Unaudited)	(Audited)
Working Capital (deficit)	(4,326,259)	(8,780,935)	4,454,676	51%

Cash	61,269	69,233	(7,964)	-12%
Accounts receivable	68,617	88,122	(19,505)	-22%
Prepaid assets	15,523	17,280	(1,757)	-10%
Total Current Assets	145,409	174,635	(29,226)	-17%

Property and Equipment	52,728	93,287	(40,559)	-43%
Deferred Loan Fees	2,212,560	472,904	1,739,656	368%
Total Assets	2,410,697	740,826	1,669,871	225%

Accounts payable and Accrued expenses	916,875	702,595	214,280	30%
Total Current Liabilities	4,471,667	8,955,570	(4,483,903)	-50%
Total Liabilities	4,664,253	9,471,190	(4,806,937)	-51%

At October 31, 2009, the Company’s cash and accounts receivable equaled $129,886 in available resources to fund $916,876 in accounts payable and accrued expenses.  While we expect Rehab Bingo and the Inspired project to generate increasing amounts of cash to partially fund operations, expenses will continue to exceed revenues for the foreseeable future.  Additional sources of cash will be necessary immediately to fund the cash shortfall and satisfy our obligations to Trafalgar.

During the six months ended October 31, 2009, we converted of $6,112,633 of debt by Milton Dresner and Joseph Dresner into shares of our common stock which significantly reduced our total liabilities and recorded over $2 million of deferred loan fees as an asset on our financial statements, of which $2 million represents the value of the of preferred stock we issued to our lender as additional consideration for the loan.  While these transactions have improved our financial condition, they do not enhance our ability to operate our business or satisfy our other outstanding obligations

We recorded a significant reduction in our liabilities as a result of the conversion of an aggregate of $6,112,633 of the principal amount of debt owed to Milton Dresner and Joseph Dresner by the Company into shares of the common stock of NM-US.

We continue to seek to trim expenditures in the interest of retaining cash.  For example, we reduced our staff by five persons and the remaining management and staff accepted a 10%-20% cut in salary.  We also decreased website expenses during 2010, consisting primarily of advertising, by 26%, compared to the first six months of fiscal 2009.

As noted in the table above, at October 31, 2009, we had a working capital (current assets minus current liabilities) deficit of $4,326,259 as compared to a deficit of $8,780,935 as of April 30, 2009 (our fiscal year end).  The increase in working capital is a result of conversion of debt to stockholders equity.

Net cash used by operating activities in the first six months of fiscal 2010 was $452,663, a decrease of $772,125 from the comparable prior year's period.  The decrease is a result of an increase non-cash expense items.

Net cash provided by investing activities in the first six months of fiscal 2010 was $2,200.  Capital expenditures are expected to be minimal in the remainder of 2010.

Net cash provided by financing activities in the first six months of fiscal 2010 was $477,500, which resulted exclusively from $635,000 of loans from Trafalgar.  The Company paid $87,500 in loan fees while repaying $70,000 in loans to related parties.

Capital Resources and Existing Obligations.

The table below presents our financial obligations and commercial commitments as of October 31, 2009, for each of the ensuing four quarters and the total amount of our financial obligations and commercial commitments thereafter.  The table does not reflect the fact that the Company failed to pay amounts due under instruments evidencing four loans prior or subsequent to October 31, 2009 and the possibility of that the lender could, at any time, call a default under such instruments, which has not occurred as of the date of this Report.  Euro amounts have been converted using the applicable rate for October 31, 2009.

Contractual Cash Obligations	At October 30, 2009	At January 31, 2010	At April 30, 2010	At July 31, 2010	At October 31, 2010	After October 31, 2010
Capital Leases	-0-	-0-	-0-	-0-	-0-	-0-
Operating Leases	$50,078	$42,633	$25,467	$21,888	$21,888	$92,431
Loans Payable	$539,668	$1,225,332	$1,233,794	$766,311	$546,517	$286,736
Total Contractual Cash Obligations	$589,746	$1,297,965	$1,259,261	$798,199	$568,405	$379,167

At October 31, 2009, our available cash, receivables and liquid assets totaled $145,409. As noted in the table above, we have total outstanding debt (all owed to Trafalgar) in the principal amount of $575,000 and €2,211,111.  On October 30, 2009, we were required to commence redeeming all of the debentures we issued to Trafalgar (June 2008, October 2008 and two in August 2009), by redeeming a specified monthly amount and paying accrued interest and a redemption premium. At October 30, 2009, we were required to repay the sums of $41,326 and €336,581 under the debt instruments.  At November 30, 2009, we were required to repay the sums of $33,797 and €261,407.   Accordingly, as of November 30, 2009, we owed Trafalgar the principal sums of $75,123 and €597,988 for past amounts due under the debt instruments.   Currently, we do not have the cash to pay the past due amounts.  We do not anticipate having cash available to pay the future amounts due and we are operating under the specter that Trafalgar could exercise its rights under the various security arrangements available to it by, among other things, seizing all of our assets, which would cause us to cease our operations.

We have limited capital resources and our operations to date have been funded primarily with the proceeds from the sale of equity in NM-PLC and debt financings.  We have available to us $425,000 under a $1 million line of credit created by Trafalgar, on which we currently are in default; however, the obligation to extend credit to us under the line is at Trafalgar's sole discretion and we cannot be certain they will make any further funds available to us thereunder.  Subsequent to the  quarter ended October 31, 2009, Trafalgar loaned us the sum of $50,500, which we have used to satisfy our ongoing obligations, as more fully described under the heading "Subsequent Events – Receivables Financed Loan" below.

We anticipate that our existing capital resources will enable us to continue operations for a very limited period of time unless unforeseen events arise that positively impact our liquidity or allow us to continue operating beyond our expectations.  We expect that we will apply any cash we generate or financing we receive to the payment of outstanding borrowings and ongoing expenses.  The development and implementation of new lotteries is capital intensive and we do not possess sufficient capital to pursue or develop new opportunities, if presented to us.

Our current financial condition raises substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended April 30, 2009 included a going concern explanatory paragraph.

We must identify an immediate significant source of capital to fund our operations, including the repayment of our substantial debt and the development of new sources of revenue. We have not identified any other sources of capital and, in light of our financial condition, we may not.

Financing Activities During the Last Quarter.

During the last fiscal quarter, we drew-down the sum of $275,000 from our line of credit extended by Trafalgar, which borrowing is evidenced by a Secured Convertible Debenture dated August 24, 2009. The Debenture bears interest at the rate of 10% per annum and matures on July 20, 2011. A more complete description of the line of credit and the terms of the Secured Convertible Debenture and the other transactional documents governing the loan is included in our Quarterly Report on Form 10-Q for the period ended July 31, 2009 (the "July 2009 10-Q"). Under the debenture, we are obligated to redeem a specified amount of the principal outstanding under the debenture in each month and to pay accrued interest thereon along with a redemption premium equal to 12.5% of the amount redeemed.

We were unable to make the monthly payments in either October or November under this debenture or under any of the other debt instruments in favor of Trafalgar. Consequently, as of November 30, 2009, we owed an aggregate of $75,123 and €597,988 for past amounts due under the debt instruments

Results of Operations

Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008

During the three months ended October 31, 2009, we recorded revenues of $278,435 on net losses after minority interest of $835,864 as compared to revenues of $254,884 on losses after minority interest of $741,820 for the second quarter of fiscal 2009.

We continue to develop the electronic lottery and bingo platforms that we can migrate among our clients. Our operating expenses decreased by $26,694, or 3%, over the three month period ended October 31, 2008. The decrease in tangible operating expenses in the last quarter compared to the second quarter of 2009 comprised primarily a decrease in general and administrative expenses, a decrease in professional fees and a decrease in programming fees realized from lay-offs of employees earlier in the fiscal year. We continue to incur costs in connection with the development of gaming software, marketing of our client’s bingo website and general and administrative expenses. During the three months ended October 31, 2009, our cash position has diminished by $57,005 from July 31, 2008.

Six Months Ended October 31, 2009 Compared to the Six Months Ended October 31, 2008

For the six months ended October 31, 2009, our net revenues decreased by $53,324 to $538,662, or about 9% over the six months ended October 31, 2008, on net losses after minority interest of $1,829,693, compared to net losses after minority interest of $1,476,845 for the six months ended October 31, 2008.  The Company used $452,663 in cash for operating activities, leaving $61,269 in cash at October 31, 2009.

At October 31, 2009, the Company’s cash and accounts receivable equaled $129,886 in available resources to fund $916,875 in accounts payable and accrued expenses.  While Rehab Bingo and revenue we earn under our agreement with Inspired should continue to generate cash to partially fund our operations, our expenses will exceed our revenues for the foreseeable future.  Additional sources of cash will be necessary in fiscal year 2010 to fund the cash shortfall.  The Company will need to refinance more than $3.8 million (principal amount) debt in calendar year 2010.  As of October 31, 2009, current liabilities exceeded current assets by $4,326,259.

Operating expenses decreased by $18,820 to $2,104,509, representing a nominal decrease from the six months of the last fiscal period.  The Company reported increases in depreciation and amortization expenses, but decreased its website expenses and programming expenses.  The significant increase in amortization costs was a result of the loan cost amortization.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of October 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

 Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 31, 2009, we were not party to any litigation or other legal proceeding.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.  Please see our Annual Report on Form 10-K as filed with the SEC on August 13, 2009 for a discussion of the risk factors we believe affected our Company as of April 30, 2009.  In addition to those risk factors (noting that we have no obligation to update them in this Report), we ask investors to consider the following risk factors existing as of October 31, 2009:

We currently are in default under the terms of four debt instruments for failing to make payments when due, though the lenders have not yet declared us to be in default under these instruments.

We are party to four convertible loan agreements made in favor of Trafalgar.  Of these loans, two are denominated in US Dollars, under which we owe the principal amount of $575,000, and two are denominated in Euros, under which we owe the aggregate current principal amount of €2,211,111. The amounts due under these agreements are secured by a lien on all of the assets of each constituent entity comprising the Company.  We failed to make any of the payments due under these instruments on either October 31, 2009 ($41,326 and €336,581) or November 30, 2009 ($33,797 and €261,407) and have a past aggregate amount due to Trafalgar under these instruments of $75,123 and €597,988.

Our failure to make payments under the Trafalgar debt instruments when due triggers Trafalgar's rights under the security agreements and other documents governing the loans. As of the date of this Report, Trafalgar has not declared a default under any of the loan documents and we cannot be certain when or if it will call a default under any of the transaction documents.

If Trafalgar were to declare a default and exercise all of its rights under the loan documents, including seizing all of our assets, we could be required to liquidate our operations which would result in a loss to our stockholders of the entire amount of their investment in our Company.

Our financial condition is precarious and we have no access to capital to repay our debt or fund our current or ongoing operations.  Unless we can secure additional capital and renegotiate the terms of our outstanding debt, we may be required to discontinue our operations at any time.

As of October 31, 2009, we had cash and accounts receivable of $129,886, owed $3,364,506 (net of discounts) under the terms of debt instruments and had a negative working capital of $4,326,259.   Our monthly expenses exceed our monthly revenue.  We have $425,000 of credit available to us under a line of credit extended by Trafalgar, but the decision to extend such credit is at Trafalgar's sole discretion and we cannot be certain that it will continue to make funds available to us.  We have not identified other sources of capital and it is unlikely, given our current financial condition, that we will secure any additional credit or capital.  Given our current and anticipated near-term expenses, we believe that our available cash and cash equivalents will be sufficient to enable us to continue operations for a limited period of time, unless events arise that positively impact our liquidity or unless we experience a significant increase revenues or locate another source of capital, neither of which is likely.   If we discontinue operations, investors will lose the entire amount of their investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 31, 2009, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

(b) N/A

(c)  N/A

Item 3. Defaults Upon Senior Securities.

As more fully described in our Quarterly Report on Form 10-Q for the period ended January 31, 2009 (the "January 2009 10-Q"), during June and October 2008, NM-PLC borrowed an aggregate of €2.45 million principal amount from Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar) in two tranches.  The parties entered into a series of agreements evidencing each loan, including a Convertible Loan Agreement, a deed of Debenture and security agreement and a Pledge Agreement under which we pledged all of the shares we owned in NM-LTD to Trafalgar.  In addition, NM-LTD executed a debenture and security agreement and a guaranty in favor of Trafalgar on January 26, 2009.  Under these agreements, the loan made in June 2008 matured in May 2010 and the loan made in October 2008 matured in April 2010.  The loans were repayable on a monthly basis in accordance with our obligation to redeem a specified amount in each month.

NM-PLC failed to make the payments of principal under the June and October 2008 loan agreements due on December 31, 2008 and, consequently, we were in default under each of the agreements.

As further described in the January 2009 10-Q, the parties entered into a series of agreements in March 2009 in order to cure the defaults, including, among others, a Restructuring Agreement under which payments during the period beginning on December 30, 2008 through June 30, 2009 would be deferred and recommence as of July 31, 2009 in the amounts provided for in the agreement.  In addition, Trafalgar extended the final maturity date of the October 2008 loan from April 30, 2010 to October 31, 2010.  In addition, NM-US entered into a Pledge Agreement in favor of Trafalgar under which it pledged all of the common shares it owned in NM-PLC to Trafalgar, and a Corporate Guaranty under which NM-US guaranteed all amounts owing by each of NM-PLC and NM-LTD.  In addition, Milton Dresner and Joseph Dresner, the principal stockholders of the Company, agreed to transfer an aggregate of 9,005,700 shares of NM-US common stock registered in their names to Trafalgar so that after the transfer, Trafalgar would own approximately 42% of the outstanding shares of NM-US.

As more fully described in our Quarterly Report on Form 10-Q for the period ended July 31, 2009 (the "July 2009 10-Q"), on July 20, 2009, the Company and Trafalgar entered into a letter agreement under which Trafalgar agreed to make available a $1 million working capital line of credit through the purchase of convertible debentures from the Company.  As a material inducement for Trafalgar to enter into this agreement, the Company agreed to issue to Trafalgar 2,000,000 shares of preferred stock having a stated value of $1.00, the terms of which are described in the July 2009 10-Q.

The Company entered into a series of agreements with Trafalgar dated as of July 20, 2009, including a Securities Purchase Agreement, a Secured Convertible Redeemable Debenture in the principal amount of $300,000 and a Security Agreement, under which Trafalgar agreed to make available to the Company credit in the amount of up to $1 million for a period of two years ending on July 20, 2011, with each borrowing thereunder to be evidenced by a Secured Convertible Redeemable Debenture.  The material terms of the debentures and the other transaction documents are described in the Company's July 2009 10-Q.

As of July 20, 2009, Trafalgar agreed to further defer and also restructure the payments due under the June 2008 and October 2008 loan documents, which obligations resumed as of October 30, 2009, on which date and in each month thereafter until they mature, in May 2010, in the case of the June 2008 debenture and  October 31, 2010, in the case of the October 2008 debenture, the Company is required to redeem a specified portion of the principal amount of the debenture and to pay Trafalgar applicable accrued interest on the outstanding balance as of such payment date plus a redemption premium on the principal amount redeemed.

As of October 31, 2009, Trafalgar had loaned the Company an aggregate of $575,000 pursuant to the terms of the Securities Purchase Agreement, which sum is evidenced by debentures dated as of August 13, 2009 (effective as of July 20, 2009) and August 24, 2009 in the principal amounts of $300,000 and $275,000, respectively.

Commencing on October 30, 2009 and each month thereafter through the maturity date (July 20, 2011), the Company is required to "redeem" (repay) a certain specified portion of the outstanding principal amount of each of the debentures plus applicable accrued interest and a redemption premium on the principal amount redeemed.  In addition, upon the completion of any capital raise in excess of $1,000,000, all unpaid principal not as yet redeemed and accrued but unpaid interest under outstanding debentures plus the applicable redemption premium (as described below) on the amount redeemed will become immediately due and payable. The principal amount of the Debenture, plus accrued interest thereon, is convertible, in whole or in part, into shares of NM-US common stock

Upon any default under a Debenture, Trafalgar may accelerate full repayment of all Debentures outstanding and accrued interest thereon or may convert all Debentures outstanding and accrued interest thereon into shares of common stock.  In addition, Trafalgar would be entitled to exercise its rights under the terms of a Security Agreement, under which the Company pledged to Trafalgar and granted a security interest in and to all of its property (broadly defined) during such time as any of its obligations under the various transaction documents had been paid in full.

We did not make the payments to Trafalgar under any of our debt instruments that were due by October 30, 2009, which aggregated $41,326 and €336,581.  Nor did we make any payments due on November 30, 2009, which aggregated $33,797 and €261,407.   Accordingly, as of November 30, 2009, we owed Trafalgar the sum of $75,123 and €597,988 for past amounts due under these instruments.    Accordingly, we are in default under all of the debt instruments to which we are a party in favor of Trafalgar. As a consequence, Trafalgar is entitled to exercise all of its rights under the various agreements we entered during the period June 2008 through August 2009, including seizing all of our assets which would terminate our operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Related Party Transactions

Sale of Secured Convertible Redeemable Debenture.

As described above under "Item 3. Defaults Upon Senior Securities" and in the July 2009 10-Q, during the last fiscal quarter we sold a Secured Convertible Redeemable Debenture in the principal amount of $275,000 pursuant to the terms of the Securities Purchase Agreement dated as of July 20, 2009.

We were required to commence redeeming a portion of the principal amount of this debenture, beginning on October 30, 2009 in an aggregate amount of $12,056, plus applicable accrued interest on the outstanding balance as of such payment date and the applicable redemption premium.   We were unable to make the payments due and, accordingly, we are in default under these instruments. As a consequence, Trafalgar is entitled to exercise all of its rights under the various agreements we entered during the period June 2008 through August 2009, including seizing all of our assets.  Please see "Part II –  Item 3. Defaults Upon Senior Securities" for a more complete discussion of the debentures and our default thereunder and under certain other debt instruments we executed in favor of Trafalgar.

Subsequent Events – Receivables Financed Loan

By agreement dated November 2, 2009, we borrowed the sum of $50,500 from Trafalgar.  After deducting Trafalgar's transactional expenses, we received the sum of $45,500 from this loan.  We have agreed to repay this loan without interest by remitting to Trafalgar all proceeds earned by us under our agreement with Inspired, pursuant to which we provide games for its server based gaming terminals utilized by our client, Rehab-Ireland, which has agreed to deliver the fee owed to us directly to Trafalgar's account until the entire principal amount of the loan is repaid.  We are using the proceeds from this loan for working capital.

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: December 21, 2009	By:	/s/ John T. Carson
	Name:	John T. Carson,
	Title:	President, Principal Executive Officer and Principal Financial Officer