Form 10-Q
period 2010-01-31
New Media Lottery Services Inc
filed 2010-03-22
CIK 1172635

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 22, 2010, there were 33,897,843 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	January 31,	April 30,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$25,944	$69,233
Accounts receivable, net	32,303	88,122
Prepaid assets	15,939	17,280

Total Current Assets	74,186	174,635

PROPERTY AND EQUIPMENT, NET	45,789	93,287

DEFERRED LOAN FEES - NET	1,936,748	472,904

TOTAL ASSETS	$2,056,723	$740,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,365,637	$702,595
Other payable	143,467	69,713
Deferred compensation	62,500	62,500
Due to related parties	202,465	202,465
Notes payable, net	-	5,625,120
Notes payable - related party	183,177	2,293,177
Convertible notes - related party, net	2,961,727	-

Total Current Liabilities	4,918,973	8,955,570

NOTES PAYABLE - LONG-TERM PORTION, NET	132,409	515,620

TOTAL LIABILITIES	5,051,382	9,471,190

Convertible Redeemable Preferred Stock, Series A
($2,000 stated value, 5 million shares authorized,
2 million shares issued and outstanding at January 31, 2010)
(redeemable in liquidation at an aggregate of
$2 million at January 31, 2010)	2,000	-

Stockholder's Deficit:
Common stock, $0.001 par value; 150,000,000 shares
authorized, 33,897,843 shares issued and outstanding	33,898	21,442
Additional paid-in capital	12,273,995	3,335,688
Prepaid consulting equity	(50,070)	-
Accumulated deficit	(18,954,228)	(15,886,684)
Accumulated other comprehensive income	227,476	273,320

Total Stockholders' Deficit	(6,468,929)	(12,256,234)

Minority Interest	3,472,270	3,525,870

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,056,723	$740,826

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009

NET REVENUES	$178,650	$233,394	$717,312	$825,380

OPERATING EXPENSES

Depreciation and amortization expense	522,875	132,291	957,035	304,677
General and administrative	183,878	166,952	857,994	850,667
Management fees	7,500	18,898	22,500	60,379
Professional fees	47,872	106,462	388,008	457,142
Programming fees	107,539	140,967	339,523	480,755
Rent expense	28,355	23,319	82,888	73,391
Contract development	-	-	-	3,000
Website expense	80,168	197,979	434,748	680,186

Total Operating Expenses	978,187	786,868	3,082,696	2,910,197

LOSS FROM OPERATIONS	(799,537)	(553,474)	(2,365,384)	(2,084,817)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	-	400	(52)	400
Interest income	7	1,512	289	1,585
Interest expense	(94,730)	(151,879)	(294,574)	(447,354)
Interest expense - beneficial conversion feature	(343,482)	-	(667,816)	-

Total Other Income (Expenses)	(438,205)	(149,967)	(962,153)	(445,369)

NET LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(1,237,742)	(703,441)	(3,327,537)	(2,530,186)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	147,803	137,109	407,905	487,009

NET LOSS	$(1,089,939)	$(566,332)	$(2,919,632)	$(2,043,177)

PREFERRED STOCK DIVIDEND	-	-	-	-
LOSS ON REDEMPTION OF PREFERRED STOCK	-	-	-	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(1,089,939)	$(566,332)	$(2,919,632)	$(2,043,177)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.09)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	33,897,843	21,442,143	33,897,843	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS ATTRIBUTABLE TO
COMMON STOCK HOLDERS	$(1,089,939)	$(566,332)	$(2,919,632)	$(2,043,177)

Foreign currency translation adjustment	222,636	(90,230)	(37,153)	203,632
Unrealized gain (loss) on marketable securities	-	-	-	(3,000)

COMPREHENSIVE LOSS	$(867,303)	$(656,562)	$(2,956,785)	$(1,842,545)

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,919,632)	$(2,043,177)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization expense	957,035	304,677
Loss (gain) on disposition of assets	52	-
Common Stock issued for services	130,930	-
Warrants and Options granted for services	248,273	-
Forgiveness of related party interest	233,697	-
Accretion of beneficial conversion feature	702,867	-
Minority interest in subsidiaries losses	(407,905)	(487,009)
Change in operating assets and liabilities:
Accounts receivable	55,819	230,903
VAT receivable	73,754	(38,173)
Accounts payable and accrued expenses	361,029	154,715
Prepaid assets	1,340	62,467

Net Cash Used by Operating Activities	(562,741)	(1,815,597)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	-	(39,460)
Proceeds from sale of property and equipment	2,200	-

Net Cash Used by Investing Activities	2,200	(39,460)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	-	3,139,920
Loan fees paid	(92,500)	(668,430)
Proceeds from issuance of convertible
notes payable, related parties	575,000	-
Proceeds from issuance of
notes payable, related parties	110,500	300,000
Payments on notes payable, related parties	(78,560)	(500,000)
Payments on notes payable	-	(498,400)

Net Cash Provided by Financing Activities	514,440	1,773,090

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	2,812	187,147

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(43,289)	105,180

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	69,233	215,746

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$25,944	$320,926

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$988	$318,685
Cash paid for income taxes	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:

Common stock issued for services	$130,930	$-
Common Stock issued to convert debt	$6,112,633	$-
Warrants and options granted for services	$248,273	$-
Forgiveness of related party interest	$233,697	$-

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its April 30, 2009 Annual Report on Form 10-K.  Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results to be expected for year ending April 30, 2010.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K, for the year ended April 30, 2009, the Company has incurred operating losses of $15,886,684 (excluding minority interest and other comprehensive loss) from inception of the Company through April 30, 2009.  The Company’s stockholders’ deficit at April 30, 2009 was $12,256,234.  Additionally, the Company has sustained additional operating losses for the nine months ended January 31, 2010 of $2,365,384, has a working capital deficit of $4,844,787, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

During the nine months ended January 31, 2010, the Company issued the following equity securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:.

During May 2009, we issued an aggregate of 300,000 shares of common stock to U-mex GmbH for services rendered in connection with structuring a proposed offering of securities in Germany.  We also issued to U-mex options to purchase an additional 600,000 shares of common stock.  The options are exercisable at any time through May 12, 2011, subject to the conditions described in the following sentence.  Of the options issued, 200,000 are exercisable immediately at $.30 per share, 200,000 are exercisable at $.60 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €1.5 million and 200,000 are exercisable at $.90 per share and vest only in the event that the Company receives minimum net proceeds from the proposed offering of €2 million.  The estimated value of the compensatory common stock purchase options granted to U-mex in exchange for services was determined using the Black-Scholes pricing model.  The Company calculated and expensed $4,278 as compensation expense.  As of January 31, 2010, 400,000 of the options have not vested due to the conditions of the contract not having been met.  Management does not anticipate the options ever vesting.

During May 2009, we issued an aggregate of 500,000 shares of common stock to Thomas Chown for services rendered in connection with structuring a proposed offering of securities in Germany.  The agreement with Mr. Chown is in effect for a period of one year.  The shares that were issued were recorded as prepaid equity and as of January 31, 2010, $14,466 of this equity had been expensed as consulting expense.

On May 29, 2009, the Company issued options to purchase an aggregate of 3,475,000 shares of common stock to five employees of the Company, including John Carson and Sterling Herbst, affiliates of the Company.  The options are exercisable at a price of $.10 per share at any time through May 28, 2019.  The estimated value of the compensatory common stock purchase options granted above in exchange for services was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory options granted in exchange for services was $100,834 during the nine months ended January 31, 2010.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 -	MATERIAL EVENTS (continued)

On July 23, 2009, we issued 4,502,850 shares of common stock to Milton Dresner in consideration of the conversion of $3,230,133 in principal amount of debt and 4,502,850 shares of common stock to Joseph Dresner in consideration of the conversion of $2,882,500 in principal amount of debt. Milton Dresner converted at a price of $0.71735 per share and Joseph Dresner converted at a price of $0.64015 per share.  Also in connection with the conversion of their debt, the Company issued warrants to purchase 750,000 shares of common stock to each of Milton Dresner and Joseph Dresner.  The warrants are exercisable at a price of $.05 per share at any time through July 23, 2012.  The estimated value of these compensatory common stock purchase warrants was determined using the Black-Scholes pricing model. The amount of the expense charged to operations for these compensatory warrants was $143,161 during the nine months ended January 31, 2010.

In May 2009, the Company borrowed $60,000 from Trafalgar Capital on a short term basis.  The loan was repaid in its entirety in July 2009.

During the nine months ended January 31, 2010 the Company entered into a $1 million credit facility, under which $575,000 was outstanding at January 31, 2010 with Trafalgar Capital.  All draw downs under the credit facility are and will be evidenced by Secured Convertible Redeemable Debentures ("Debentures") that mature on July 20, 2011, at which time the credit facility expires. The balance outstanding under each Debenture bears interest at the rate of 10% per annum.  The Company received the first draw down under the credit facility as of July 20, 2009 in the amount of $300,000.  The Company received the second draw down under the credit facility as of August 24, 2009 in the amount of $275,000.

We did not make the payments to Trafalgar under any of our debt instruments that were due by October 30, 2009, which aggregated $41,326 and €336,581.  Nor did we make any payments since that time.   Accordingly, as of January 31, 2010, we owed Trafalgar the sum of $142,070 and €1,116,392 for past amounts due under these instruments.    Accordingly, we are in default under all of the debt instruments to which we are a party in favor of Trafalgar. As a consequence, Trafalgar is entitled to exercise all of its rights under the various agreements we entered during the period June 2008 through August 2009, including seizing all of our assets which would terminate our operations.

The Company analyzed the beneficial conversion feature of their debt agreements and determined the value of the beneficial conversion feature using the intrinsic value method. In relation to the $300,000 loan, as of January 31, 2010, the Company recognized a beneficial conversion feature of $92,157 of which $24,349 has been accreted in the financial statements.  In relation to the $275,000 loan, as of January 31, 2010, the Company recognized a beneficial conversion feature of $48,529 of which $10,703 has been accreted in the financial statements.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 -	MATERIAL EVENTS (continued)

Pursuant to the Purchase Agreement, dated as of July 20, 2009, the Company agreed to issue 2 million shares of convertible, redeemable preferred stock to Trafalgar Capital Specialized Investment Fund-FIS (“Trafalgar”).  On August 21, 2009, the parties agreed on the terms of the preferred stock and on that date, the Company filed a certificate of designation with the State of Delaware setting forth the terms and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred Stock”) to be issued to Trafalgar.  On August 24, 2009, the Company issued 2 million shares of Series A Preferred Stock, with an initial stated value of One Dollar ($1.00), to Trafalgar pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.  The Company valued the preferred shares at $2 million and capitalized this expense as a loan cost which will be amortized over the life of the convertible debt agreement – 24 months.

By agreement dated November 2, 2009, the Company borrowed the sum of $50,500 from Trafalgar.  After deducting Trafalgar’s transactional expenses, we received the sum of $45,500 from this loan.  We have agreed to repay this loan without interest by remitting to Trafalgar all proceeds earned by us under our agreement with Inspired Broadcast Networks, pursuant to which we provide games for its server based gaming terminals utilized by our client, Rehab-Ireland, which has agreed to deliver the fee owed to us directly to Trafalgar’s account until the entire principal amount of the loan is repaid.  We are using the proceeds from this loan for working capital.  As of January 31, 2010, $8,560 has been repaid.

NOTE 4 -	SUBSEQUENT EVENTS

On March 11, 2010, New Media Lottery Services, Inc. (the “Registrant”), New Media Lottery Services plc (“NM-PLC”), New Media Lottery Services (International), Ltd. (“NM-LTD,” and, together with the Registrant and NM-PLC, “we”, “us” the “Company” or like terms); John Carson, a director and the chief executive officer of each entity; and Trafalgar Capital Specialized Investment Fund-FIS (“Trafalgar”), lenders to the Company, entered into an agreement that resulted in a global restructuring of the Company (the “Agreement”).  Upon the consummation of the transactions among the parties to the Agreement, the Registrant no longer engages in any operations.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 -	SUBSEQUENT EVENTS (continued)

Following is a summary of the transactions that were the subject of the Agreement.  By its signature on the Agreement, each party assented to the transactions entered into by each of the other parties.

The Registrant:

Released and discharged NM-PLC and NM-LTD from any and all liability or obligation as of the date of the Agreement or that may arise thereafter to repay approximately $6.3 million in debt owed to the Registrant.  The debt comprised exclusively intercompany obligations not shown on the Company's consolidated financial statements.

Transferred to NM-LTD any and all technology it owned as of the date of the Agreement relating to Internet or wireless gaming.  As of the date of the Agreement, the Registrant's board of directors ascribed no value to the technology transferred and the Company did not attribute any value to such technology in its financial statements.

Agreed to assume all of NM-PLC's obligations and liabilities under instruments evidencing €2,211,111 principal amount of debt owed to Trafalgar under various credit documents between NM-PLC and Trafalgar and all interest accrued on such debt, as well as its obligations under all of the agreements entered into by NM-PLC in favor of Trafalgar when such debt was incurred and thereafter.

NM-PLC:

Guaranteed payment of €2,211,111 principal amount of debt owed by the Registrant to Trafalgar and interest accrued thereon, representing all of the debt owed by the Registrant to Trafalgar.

Agreed to issue 100 shares of preferred stock to Trafalgar.  The preferred stock entitles Trafalgar to receive aggregate dividends in the amount of $1 million and are payable each quarter. The quarterly dividend is calculated on the basis of 5% of NM-PLC's "net revenue" in each quarter when NM-PLC is "cash flow positive."  The term "cash flow positive" is defined as a quarter in which NM-PLC has sufficient funds in its cash account to meet its obligations as they arise on a daily basis.  The term “net revenue” means net revenue (computed in U.S. Dollars) derived by NM-PLC from the sale of its products, less cost of goods sold, general and administrative expenses and taxes.

NEW MEDIA LOTTERY SERVICES, INC. & SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 -	SUBSEQUENT EVENTS (continued)

Trafalgar:

Exercised its rights under a certain Share Pledge Agreement dated March 24, 2009, under which the Registrant pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Registrant's failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar resulted in a default of the Share Pledge Agreement, requiring the Registrant to convey the shares of NM-PLC to Trafalgar.

Transferred the shares of NM-PLC it acquired upon the Registrant's default under the Share Pledge Agreement described above, to John Carson.

Permitted NM-PLC and NM-LTD to transfer €2,211,111 in principal amount of debt and €152,738 in accrued interest they owed to Trafalgar to the Registrant, subject to NM-PLC’s continuing guarantee of the payment of all obligations under the instruments giving rise to the debt.

John Carson

Transferred 87,714 shares of the Registrant's common stock to Trafalgar.

Resigned from the board of directors of and from each executive position he held with the Registrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders.

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risk and uncertainty.  Some of the factors that could affect results are our ability to: (i) secure a source of capital to fund our ongoing corporate existence; (ii) satisfy our outstanding debt; and (iii) identify and consummate a transaction by which we acquire an interest in an operating company.  In addition, any statements relating to the actions that our lender may take in respect of credit instruments and related agreements under which are in default are forward looking statements.   For further information regarding these risks and uncertainties, see the “Risk Factors” section in this report and those included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Preliminary Note

On March 11, 2010, New Media Lottery Services, Inc. (the “Registrant”), New Media Lottery Services plc, (“NM-PLC”), New Media Lottery Services (International), Ltd. (“NM-LTD,” and, together with the Registrant and NM-PLC, “we”, “us” the “Company” or like terms); John Carson, a director and the chief executive officer of each entity; and Trafalgar Capital Specialized Investment Fund-FIS (“Trafalgar”), lenders to the Company, entered into an agreement that resulted in a global restructuring of the Company (the “Agreement”).  Under the Agreement, among other things, Trafalgar exercised its rights under a certain Share Pledge Agreement dated March 24, 2009 (“Share Pledge Agreement”), under which the Registrant pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Registrant’s failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar triggered a default under the Share Pledge Agreement, requiring the Registrant to convey the shares of NM-PLC to Trafalgar.

Prior to the Agreement, the Registrant conducted all of its commercial operations through NM-PLC and NM-LTD.  Prior to the Agreement, the Registrant owned 80.23% of the outstanding common shares of NM-PLC, which owns all of the outstanding common shares of NM-LTD.  Upon the consummation of the transactions among the parties to the Agreement, the Registrant no longer engages in any operations.

A more detailed description of the Agreement is included under Part II. Item 5. Other Information.

General

While the Company’s operating results have remained relatively consistent over the last several quarters, it has not generated revenue sufficient to service its debt obligations.  Through the date of the Agreement, the Registrant, NM-PLC and NM-LTD had been in default under the terms of debt instruments and related agreements at various times since December 2008 but had worked successfully with Trafalgar to restructure the debt and obtain additional credit during that period based on the prospect that they could achieve a level of profitability adequate to satisfy its debt service requirements and grow.  Though Trafalgar had not formally called a default under the credit agreements, the companies had not made the required principal payments to Trafalgar since November 2009.

Management believes that the worldwide recession that commenced in 2008 inhibited capital spending generally, including the expenditures required to build and develop wireless and electronic gaming programs.  Management believes that the recession directly and materially impacted the Company’s ability to procure new contracts and expand its operations.

In view of the Company’s failure over the last two quarters to demonstrate an ability to expand its operations, increase its revenue, identify other sources of funding and commence repaying amounts then due and owing to it, Trafalgar, which had loaned the Company an aggregate of $685,500 and €2.45 million since 2008, declined to make further credit available under a line of credit it granted to the Company in July 2009.  As a result of the Company’s failure to develop, Trafalgar called a default on the Registrant under the Share Pledge Agreement and acquired all of the outstanding stock of the Registrant’s operating subsidiaries.

Results of Operations

For the Three Months ended January 31, 2010 compared to the three months ended January 31, 2009.

As reported in our financial statements to this Quarterly Report on Form 10-Q for the three months ended January 31, 2010, the Company reported a $1,089,939 net loss after minority interest on $178,650 in net revenues as compared to net revenues of $233,394 on losses after minority interest of $566,332 for the third quarter of fiscal 2009.  The Company used $110,078 in cash for operating activities, leaving $25,944 in cash at January 31, 2010.

Net revenues decreased by $54,744 to $178,650 or about 23% over the third quarter of the 2009 fiscal period.  During the last quarter, the number of transactions recorded and the amount wagered on our Irish client’s lottery site decreased approximately 5% compared to the same fiscal period of the previous year.  However, given that revenues are recognized in Euros and reported in dollars, the amount of revenue (in comparison to the third quarter of the fiscal year ended April 30, 2009) we recorded last quarter was impacted materially by the steep decline in the value of the Euro against the US Dollar.

Operating expenses remained comparable with the operating expenses from the third quarter of the last fiscal period at $978,187.  The Company reported substantial increases in depreciation and debt amortization expenses, but decreased its website expenses, programming fees and professional fees.

For the nine Months ended January 31, 2010 compared to the nine months ended January 31, 2009.

As reported in our financial statements to this Quarterly Report on Form 10-Q for the nine months ended January 31, 2010, the Company reported a $2,919,632 net loss after minority interest on $717,312 in net revenues as compared to net revenues of $825,380 on losses after minority interest of $2,043,177 for the same nine month period of fiscal 2009.  The Company used $562,741 in cash for operating activities compared to $1,815,597 for the nine months ended January 31, 2009.

Operating expenses of $3,082,696 remained comparable with the operating expenses from the same nine month period of the last fiscal year.  The Company reported substantial increases in depreciation and amortization expenses, but decreased its website expenses, programming fees and professional fees.  Included in operating expenses for the period ended January 31, 2010, are $1,082,070 in non-cash expenses associated with financing, and the issuances of warrants and stock options, as well as stock.

Liquidity and Capital Resources

At January 31, 2010, the Company had liquid assets of $58,247, consisting of cash on hand and accounts receivable.  In view of the transactions consummated under the Agreement whereby the Registrant ceded all of the capital stock it owned in NM-PLC to Trafalgar, we do not presently engage in commercial operations and do not generate any revenue.  As of January 31, 2010, the Company as a whole owed an aggregate of $575,000 and €2,211,111 in principal amount to Trafalgar under the terms of four credit instruments, under which we had been in default.  After giving effect to the Agreement, the Registrant assumed sole liability for all of this debt (subject to NM-PLC’s continuing guarantee of the debt).  Trafalgar is our largest single stockholder and controls our board of directors.  We cannot state with any certainty what actions Trafalgar will take with respect to the debt we owe to it or to the existing defaults under the instruments evidencing the debt.  In addition to requiring capital to pay our outstanding debt to Trafalgar, we anticipate that we will require cash to satisfy our reporting obligations under the Exchange Act and for all of the administrative costs and expenses attendant to being a reporting company.  We do not expect that the liquid assets available to us will be sufficient to cover our operating costs and expenses for more than a short period of time.

Historically, we have funded our operations through loans from affiliates and third parties and from the sale of stock in our former subsidiaries.  We have not identified any sources of capital to fund our future operations and our inability to obtain cash for our corporate requirements may be deemed to be a significant risk to our continued existence.

Financing Activities During the Last Quarter.

The Company did not engage in any financing activities during the last fiscal quarter.

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

For a description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements, we refer readers to Note 2 titled “Significant Accounting Policies” appearing on page F-8 of our audited financial statements included in our April 30, 2009 Annual Report on Form 10-K, as filed with the SEC on August 13, 2009.

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

As of January 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures remain ineffective as disclosed in the Company’s 10-K filed on August 13, 2009..

 Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2010, we were not party to any litigation or other legal proceeding.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

Our substantial debt combined with the absence of operations raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 11 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 indicates that, historically, the Company’s negative cash flows from operations, recurring negative working capital deficiencies and recurring operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As of the date of this report, after giving effect to the Agreement, we are not engaged in any substantive operations and have no means of generating revenue.  Moreover, we are burdened by substantial debt, have only limited cash on hand and have not identified any sources of capital.  We will continue to incur costs and expenses in connection with being a public company and for other general and administrative purposes.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, in which case you could lose the entire amount of your entire investment in us.

We are uncertain as to what action Trafalgar will take to recover amounts we owe to it.

As of March 19, 2010, we owe approximately of $613,180 and €2,211,111 in principal amount to Trafalgar.  The amounts denominated US Dollars represent direct obligations of the Registrant under two secured convertible debentures and one promissory note and the amounts denominated in Euros represent amounts owed to Trafalgar that we assumed from NM-PLC under two Convertible Note Agreements.  We are in default under the terms of all of these instruments, other than the promissory note, for failing to make payments when due.  We cannot state with any certainty what action Trafalgar will take under these agreements.  If Trafalgar were to pursue collection of amounts due to it, we could be forced to seek protection under federal bankruptcy laws, in which case, you could lose the entire amount of your investment.

Our sole director will devote most of his time to other businesses which may have a negative impact on our ability to identify other operating entities with which to become involved.

As of the date hereof, we have no executive officers to manage our business or actively seek other business opportunities for us.  Our sole director engages in other businesses and is not required to devote any specific amount of time to our affairs.  We do not have and do not expect to have any full time employees for the foreseeable future.  If our director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our business.

Our future success is dependent on the ability of management to identify and obtain an interest in a business that operates profitably.

Our future success will depend on the ability of management to identify and negotiate a transaction that affords us an interest in an entity that is operating profitably.  Our current director has limited experience in such activities.

Our company will be subject to all of the risks of any operating company with which we enter into a transaction.

To the extent we enter into a transaction that affords us an interest in an operating entity, we will be subject to all of the risks to which such operating entity is subject, the nature and extent of which cannot now be known to us.

There will be significant competition to identify and enter into a transaction with an attractive operating business.

We will encounter intense competition from other entities seeking to acquire attractive operating businesses, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and completing transactions with attractive operating companies.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our resources will be negligible when contrasted with those of many of these competitors.

If we consummate a transaction with an operating entity by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a transaction with an operating entity by way of an acquisition of the capital stock or assets of the operating entity, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders.

If Trafalgar were to convert the shares of preferred stock it owns into common stock, it would own a majority of the outstanding shares of our capital stock and have the ability to exercise control of the Company.

Trafalgar owns 27% of the outstanding shares of our common stock and all of the outstanding shares of preferred stock, which are convertible into 40 million shares of common stock.  If Trafalgar were to convert its preferred stock into common stock, it would own 66% of the outstanding shares of our voting stock and have the ability to exercise unfettered control of the Registrant.

Our existing stockholders would suffer substantial dilution if we issue a significant number of new shares of capital stock in connection with any transaction with an operating entity or upon the conversion of outstanding shares of preferred stock.

As of the date of this report, Trafalgar owns two million shares of Series A Convertible Preferred Stock that are convertible into 40 million shares of common stock.  Our certificate of incorporation authorizes the issuance of 150 million shares of common stock and 5 million shares of preferred stock.

Our board has the power to issue any or all of our authorized but unissued shares without stockholder approval.  To the extent that Trafalgar converts its shares of Series A Preferred Stock into common stock or we issue additional securities in connection with any transaction that we affect with an operating entity, existing stockholders would experience substantial dilution in the percentage of our common stock they then hold.

We may issue preferred stock in connection with any transaction with an operating entity or for any other purpose, which may have greater rights than our common stock.

Our certificate of incorporation authorizes the issuance of up to 5 million shares of preferred stock.  The outstanding Series A Convertible Preferred Stock has a preference over the common stock as to amounts payable on any liquidation or deemed liquidation of the Registrant.  In addition, our board can create new series of preferred stock having such terms as it deems advisable and issue shares of such series without seeking any further approval from our common stockholders.  We may issue preferred stock in connection with any transaction with an operating entity or for any other purposes our board desires, which such series of preferred stock may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended January 31, 2010, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

(b) N/A

(c)  N/A

Item 3. Defaults Upon Senior Securities.

As of January 31, 2010, the Registrant and its subsidiaries were in default under the terms of four credit instruments made by them in favor of Trafalgar for failing to make payments when due.  The credit instruments comprised (i) a Convertible Loan Agreement made by NM-PLC in the original principal amount of €1,300,000, dated June 2009; (ii) a Convertible Loan Agreement made by NM-PLC  in the original principal amount of €1,150,000, dated October 2009; (iii) a Secured Convertible Redeemable Debenture made by the Registrant in the principal amount of $300,000 dated July 20, 2009; and (iv) a Secured Convertible Redeemable Debenture made by the Registrant in the principal amount of $275,000 dated August 24, 2009.  By virtue of the respective parties’ defaults under these instruments, the Registrant and its subsidiaries as of January 31, 2010 were in default under the related security agreements, guarantees and share pledge agreements executed in favor of Trafalgar.

Under the terms of the Agreement dated March 11, 2010, Trafalgar exercised its rights under the Share Pledge Agreement dated March 24, 2009, under which the Registrant pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Registrant’s failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar resulted in a default of the Share Pledge Agreement, requiring the Registrant to convey the shares of NM-PLC to Trafalgar.

Trafalgar has not exercised any further rights under the other documents evidencing the loans to the Registrant and its subsidiaries as of January 31, 2010.

Item 4. Reserved

Item 5. Other Information.

As previously reported in a Current Report on Form 8-K as filed with the SEC on March 17, 2010, on March 11, 2010, the Registrant, NM-PLC, NM-LTD, John Carson and Trafalgar entered into an agreement that resulted in a global restructuring of the Registrant and its subsidiaries as of said date (the “Agreement”).  Upon the consummation of the transactions among the parties to the Agreement, the Registrant no longer engages in any operations.

The Agreement

Following is a summary of the transactions that were the subject of the Agreement.  By its signature on the Agreement, each party assented to the transactions entered into by each of the other parties.

The Registrant:

Released and discharged NM-PLC and NM-LTD from any and all liability or obligation as of the date of the Agreement or that may arise thereafter to repay approximately $6.3 million in debt owed to the Registrant.  The debt was comprised exclusively of intercompany obligations not shown on the Company’s consolidated financial statements.

Transferred to NM-LTD any and all technology it owned as of the date of the Agreement relating to Internet or wireless gaming.  As of the date of the Agreement, the Registrant’s board of directors ascribed no value to the technology transferred and the Company did not attribute any value to such technology in its financial statements.

Agreed to assume all of NM-PLC’s obligations and liabilities under instruments evidencing €2,211,111 principal amount of debt owed to Trafalgar under various credit documents between NM-PLC and Trafalgar and all interest accrued on such debt, as well as its obligations under all of the agreements entered into by NM-PLC in favor of Trafalgar when such debt was incurred and thereafter.

NM-PLC:

Guaranteed payment of €2,211,111 principal amount of debt owed by the Registrant to Trafalgar and interest accrued thereon, representing all of the debt owed by the Registrant to Trafalgar.

Agreed to issue 100 shares of preferred stock to Trafalgar.  The preferred stock entitles Trafalgar to receive aggregate dividends in the amount of $1 million and are payable each quarter. The quarterly dividend is calculated on the basis of 5% of NM-PLC’s “net revenue” in each quarter when NM-PLC is “cash flow positive.”  The term “cash flow positive” is defined as a quarter in which NM-PLC has sufficient funds in its cash account to meet its obligations as they arise on a daily basis.  The term “net revenue” means net revenue (computed in U.S. Dollars) derived by NM-PLC from the sale of its products, less cost of goods sold, general and administrative expenses and taxes.

Trafalgar:

Exercised its rights under a certain Share Pledge Agreement dated March 24, 2009, under which the Registrant pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Registrant’s failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar resulted in a default of the Share Pledge Agreement, requiring the Registrant to convey the shares of NM-PLC to Trafalgar.

Transferred the shares of NM-PLC it acquired upon the Registrant’s default under the Share Pledge Agreement described above, to John Carson.

Permitted NM-PLC and NM-LTD to transfer €2,211,111 in principal amount of debt and €152,738 in accrued interest they owed to Trafalgar to the Registrant, subject to NM-PLC’s continuing guarantee of the payment of all obligations under the instruments giving rise to the debt.

John Carson

Transferred 87,714 shares of the Registrant’s common stock to Trafalgar.

Resigned from the board of directors of and from each executive position he held with the Registrant.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.46
Agreement dated March 11, 2010 among New Media Lottery Services, Inc., New Media Lottery Services plc, New Media Lottery Services (International), Ltd., John Carson and Trafalgar Capital Specialized Investment Fund-FIS

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

NEW MEDIA LOTTERY SERVICES, INC.

Date: March 22, 2010	By:	/s/ Jeffrey Sternberg
	Name:	Jeffrey Sternberg,
	Title:	Director, Principal Executive Officer and Principal Accounting Officer