Form 10-K
period 2010-04-30
New Media Lottery Services Inc
filed 2010-09-02
CIK 1172635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-49884

NEW MEDIA LOTTERY SERVICES, INC.

(Exact name of Company as specified in its charter)

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
 (Title of Class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐   Yes    ☒   No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐   Yes    ☒   No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes    ☐   No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).

☐   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes    ☒   No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed second fiscal quarter. $159,182.74

APPLICABLE ONLY TO COMPANYS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          ☐   Yes     ☐   No

(APPLICABLE ONLY TO CORPORATE COMPANYS)

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.  At August 30, 2010 there were 33,897,843 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

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

ii

PART I

Item 1. Description of Business

General

Through March 11, 2010 New Media Lottery Services, Inc. (the “NM-US”), through its direct and indirect subsidiaries, New Media Lottery Services plc (“NM-PLC”) and New Media Lottery Services (International), Ltd. (“NM-LTD”)(collectively, “we”, “us” the “Company” or like terms), designed, built, implemented, managed, hosted and supported Internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States.  All of our operations were conducted through our subsidiary NM-PLC, an Irish corporation of which we own 80.23% of the outstanding stock, and through NM-PLC’s wholly owned Irish subsidiary, NM-LTD. As is further discussed below, the Company no longer engages in these lottery based programs and is currently seeking new lottery license opportunities outside of the business of its former subsidiaries.

Changes in Principal Stockholders and Loss of Subsidiaries

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

 In July 2009, NM-US, NM-PLC, NM-LTD, Milton Dresner, Joseph Dresner and Trafalgar entered into an agreement to restructure all of the Company's debt.  Under the agreement, among other things, the Dresners agreed to convert the principal amount of the debt owed to them by the Company, amounting to $6,112,633, which included the amount of principal paid by the Dresners on behalf of the Company to satisfy amounts due to Comerica Bank under certain promissory notes dated June 1, 2008 in the aggregate amount of $2.1 million and to relieve the Company from any liability under remaining debt owed to Comerica Bank ($4 million), into 9,005,700 shares of common stock of NM-US.  The Dresners also agreed to forgive all interest accrued on their debt (approximately $233,697).

On March 11, 2010, New Media Lottery Services, Inc. (the “Company”), New Media Lottery Services plc, (“NM-PLC”), New Media Lottery Services (International), Ltd. (“NM-LTD,” and, together with the Company and NM-PLC, “we”, “us” the “Company” or like terms); John Carson, a director and the chief executive officer of each entity; and Trafalgar Capital Specialized Investment Fund-FIS (“Trafalgar”), lenders to the Company, entered into an agreement that resulted in a global restructuring of the Company (the “Agreement”).  Under the Agreement, among other things, Trafalgar exercised its rights under a certain Share Pledge Agreement dated March 24, 2009 (“Share Pledge Agreement”), under which the Company pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Company’s failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar triggered a default under the Share Pledge Agreement, requiring the Company to convey the shares of NM-PLC to Trafalgar.

Prior to the Agreement, the Company conducted all of its commercial operations through NM-PLC and NM-LTD.  Prior to the Agreement, the Company owned 80.23% of the outstanding common shares of NM-PLC, which owns all of the outstanding common shares of NM-LTD.  Upon the consummation of the transactions among the parties to the Agreement, the Company no longer engages in these operations, but continues to seek lottery licenses

Delisting of NM-PLC's Ordinary Shares From Trading on the AIM Market

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

Operations During the Year Ended April 30, 2010

During the annual period ended April 30, 2010 we managed a lottery for Rehab Net Games Limited ("Rehab-Ireland") and developed games for Inspired Gaming Group.  We have allowed contracts to manage lotteries for other organizations to lapse, given our financial condition and lack of capital. Additionally, as previously stated, as at March 11, 2010 our subsidiaries were taken over by Trafalgar due to our defaults on obligations owed to them. The discussion below concerns the business of our subsidiaries that we no longer operate. We currently generate no revenue as we pursue lottery licenses and other lottery related opportunities.

Rehab-Ireland Lottery.

In September 2001, we entered into an agreement with Rehab-Ireland, an Irish corporation, as amended in January 2004, April 2004 and November 2005, to develop, manage and operate lottery games for the Internet and wireless telephones within the Republic of Ireland for a period of 10 years from November 2005.  This agreement was subject to automatic extensions for five-year periods in the event that Rehab-Ireland earns certain agreed upon minimum proceeds during the fifth through tenth years of the term of the agreement and the eleventh through fifteenth years of the term of the agreement.  The agreement may be terminated by Rehab-Ireland in the event that we fail to pay the fees provided for in the agreement or, after the ninth year of the agreement upon twelve months notice of a party’s intention to terminate.  Under the agreement we were responsible generally for all manner of implementation and operation of the lottery, including that we: (i) provide games for the lottery; (ii) undertake all accounting functions; (iii) undertake all administrative aspects of the operation of the lottery; (iv) undertake all marketing, advertising and promotion of the lottery; (v) provide cash management systems; (vi) distribute lottery proceeds to the lottery licensee; and (vii) ensure compliance with all applicable gaming laws.

We completed implementation of the Internet portion of the lottery program in August 2003 and were managing and operating the lottery until the seizure of our subsidiaries by Trafalgar on March 11, 2010.

Game Development Services.

By agreement dated October 12, 2005, Inspired retained us to provide a range of services, including developing content for its server based gaming terminals in the UK; facilitating prize payouts; providing and maintaining all systems, software, servers and technical support; designing and implementing a game strategy focused on sales growth; proposing and designing co-branding game opportunities; assisting in the design and implementation of all advertising, promotional marketing and sales programs for the lottery games on the Inspired terminals and its Web site; and managing the process from selection, registration, regulatory reporting, accounting statement preparation and charity payment processing.  Inspired paid us of a percentage of the net proceeds generated by these terminals.

In consideration for its services, the Company was entitled to receive a portion of the net proceeds derived from the use of the lottery games on Inspired’s server based terminals.  For purposes of the agreement, net proceeds meant gross proceeds after deduction of prize payouts, charity proceeds, retailer fees, cash management costs and value added tax, if applicable.

New Business Opportunities

Since the loss of our subsidiaries on March 11, 2010 the Company has been seeking new business opportunities. These opportunities may be unrelated to our previous business and it is unknown when the Company will find an appropriate opportunity.

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

The Internet-based solutions previously offered by the Company do not rely on the products or services that the large lottery service organizations currently market.  Any larger lottery service provider entering this market and encouraging clients to explore this technology would do so at the peril of substantial capital loss, as it would decrease the industry’s reliance on its current products.  Additionally, Internet technology creates a client conflict for these companies.  Currently, most of their clients protect their sales borders by offering land-based games only.  The development of Internet/wireless gaming formats may adversely affect the technology hold they have on their existing client base.

Since the loss of our subsidiaries we are currently evaluating business opportunities. However, there is intense competition for new business opportunities and there is no guarantee that we will find a suitable opportunity in the near term. Additionally, there are larger better capitalized companies competing for these same opportunities.

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

The report of our independent auditor and Note 11 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 indicates that, historically, the Company’s negative cash flows from operations, recurring negative working capital deficiencies and recurring operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As of the date of this report, after giving effect to the Agreement, we are not engaged in any substantive operations and have no means of generating revenue.  Moreover, we are burdened by substantial debt, have only limited cash on hand and have not identified any sources of capital.  We will continue to incur costs and expenses in connection with being a public company and for other general and administrative purposes.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, in which case you could lose the entire amount of your entire investment in us.

Our sole director will devote most of his time to other businesses which may have a negative impact on our ability to identify other operating entities with which to become involved.

As of the date hereof, we have no executive officers to manage our business.  Our sole director engages in other businesses and is not required to devote any specific amount of time to our affairs.  We do not have and do not expect to have any full time employees for the foreseeable future.  If our director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our business.

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

Item 2. Properties.

The Company formerly leases approximately 500 square feet of office space at 1400 Technology Drive, Harrisonburg, Virginia.  The Company leased the space on a month to month basis at a monthly rent of $1,000, which includes electric, local telephone and internet access.  There is no lease agreement between the parties.  The office building at which the Company leased the space is owned by an entity in which Nathan Miller is a principal.  Mr. Miller is a former affiliate of the Group by virtue of having been an officer and director of the Company and NMLS-LTD.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

 The Company’s common stock was admitted for quotation on the OTC Bulletin Board in July 2005 under the symbol NWMD. It has been trading under the symbol NWMD since August 4, 2010 due to our failure to timely file this report on Form 10-K. However, we believe that our symbol will return to NWMD after this report has been filed. Since the commencement of trading through the end of the fiscal year ended April 30, 2010, there has been only de minimus trading in our stock.   Consequently, we do not consider there to be an established trading market for our common stock.

Holders

At September 2, 2010, there were 47 record holders of the Company's common stock.  The number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, brokers and clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of April 30, 2010, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,475,000		$0.10	0
Equity compensation plans not approved by security holders	0	$		-
Total	3,475,000		$0.10	0

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

On August 13, 2009, New Media Lottery Services, Inc. entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar"), which was described in the Registrant's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 13, 2009 (the "2009 10-K").  Under the Purchase Agreement, Trafalgar agreed to purchase, in its sole discretion, upon the Registrant's request, up to $1 million in principal amount of convertible redeemable debentures from the Registrant.  As additional consideration therefor, the Registrant agreed to issue 2 million shares of convertible, redeemable preferred stock to Trafalgar.  On August 21, 2009, the parties agreed on the terms of the preferred stock and on that date, the Registrant filed a certificate of designation with the State of Delaware setting forth the terms and restrictions of the Series A Convertible Preferred Stock ("Series A Preferred Stock") to be issued to Trafalgar.

On August 24, 2009, the Registrant issued 2 million shares of Series A Preferred Stock to Trafalgar pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview ..

The Company designed, built, implemented, managed, hosted and supported Internet and wireless device based lottery programs operated by governments and their licensees, such as charitable organizations, outside of the United States.  All of our operations were conducted through our subsidiary NM-PLC, an Irish corporation of which we own 80.23% of the outstanding stock, and through NM-PLC’s wholly owned Irish subsidiary, NM-LTD. The Company no longer engages in lottery based programs and is currently seeking new business opportunities.

Review of Annual Operations .

Key Events

During the first and second fiscal quarters of 2009, we received loans from Trafalgar Capital Specialized Investment Fund-FIS (Trafalgar) in the aggregate principal amount of approximately €2.45 million (the "Loans"). This funding allowed us to move beyond reliance on the financial support of our principal stockholders, who had provided, directly or indirectly, or guaranteed the majority of our capital since our inception.

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

We did not make the payments required under the restructured Loan Documents on July 31, 2009.  We had advised Trafalgar of our inability to make such payment prior thereto and Trafalgar did not call a default under the Restructuring Agreement or amended Loan Documents.  Rather, by letter dated August 11, 2009, Trafalgar agreed to further defer and also restructure the payments due under the May 2008 and October 2008 loan documents.

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

 Also pursuant to this agreement, among other things, Trafalgar agreed to make available to the Company a $1,000,000 credit facility for a period of two years ending on July 20, 2011 under the terms of a Securities Purchase Agreement.  The credit would be made available upon the request of the Company, which request could be accepted or rejected by Trafalgar in its sole discretion.  In consideration of the funds provided, the Company would issue to Trafalgar a debenture in the principal amount of the loan that bears interest at the rate of 10% per year and that matures on July 20, 2011, provided that upon the completion of any capital raise in excess of $1,000,000, all unpaid principal and accrued but unpaid interest under outstanding debentures would be due and payable.   The Company received the first draw down in the gross amount of $300,000, which the Company received on July 22, 2009.  The Company received a second draw down in the amount of $275,000 in September 2009. The credit was to be available to the Company through a period ending on July 20, 2011.

On March 11, 2010, New Media Lottery Services, Inc. (the “Company”), New Media Lottery Services plc, (“NM-PLC”), New Media Lottery Services (International), Ltd. (“NM-LTD,” and, together with the Company and NM-PLC, “we”, “us” the “Company” or like terms); John Carson, a director and the chief executive officer of each entity; and Trafalgar Capital Specialized Investment Fund-FIS (“Trafalgar”), lenders to the Company, entered into an agreement that resulted in a global restructuring of the Company (the “Agreement”).  Under the Agreement, among other things, Trafalgar exercised its rights under a certain Share Pledge Agreement dated March 24, 2009 (“Share Pledge Agreement”), under which the Company pledged all of the shares it owned in NM-PLC to Trafalgar as security for amounts due under various loans made by Trafalgar to the Company.  The Company’s failure to pay sums owed by NM-PLC under a Guaranty Agreement made in favor of Trafalgar triggered a default under the Share Pledge Agreement, requiring the Company to convey the shares of NM-PLC to Trafalgar.

Prior to the Agreement, the Company conducted all of its commercial operations through NM-PLC and NM-LTD.  Prior to the Agreement, the Company owned 80.23% of the outstanding common shares of NM-PLC, which owns all of the outstanding common shares of NM-LTD.  Upon the consummation of the transactions among the parties to the Agreement, the Company no longer engages in any operations.

Results of Operations ..

Comparison of the Fiscal Years Ended April 30, 2010 and 2009

For the year ended April 30, 2010, the Company reported a net loss of from operations of $2,881,269 compared to a net loss of operations of  $2,963,588 for the year ended April 30, 2009..  Net loss after interest expense and minority interest was $5,551,273 For the year ended April 30, 2010, and $3,111,500 for the year ended April 30, 2010. The difference is attributable to an increase in the expense for the beneficial conversion feature of our convertible debt and a loss on minority interest in our subsidiaries compared to a gain in 2009.

Net revenues decreased decreased to $765,753 from $1,120,833.

General and administrative expense decreased to 933,375 from approximately $1.1 million.  This was because of lower salary expenses.

Liquidity and Capital Resources .

During fiscal 2010, we used approximately $1.565 million in our operating activities.   We have historically supported our operations from cash provided from the sale of securities by NM-PLC and from third party loans extended to NM-PLC as well as from loans provided or guaranteed by our principal stockholders. As discussed elsewhere in this filing we defaulted on certain obligations owed to Trafalgar and they seized our operating subsidiaries.

We are not certain we will have or identify capital sufficient for all the purposes we require.  We expect to incur losses for the 2011 fiscal year.  In light of our financial performance and condition and debt structure, as depicted in the table above, it will be difficult to access capital.  Affiliates who had loaned funds to our Company or guaranteed third party loans made to our Company have indicated that they will no longer make funds available to us or guarantee any further loans.

Contractual Obligations .

The following table presents our contractual obligations and commercial commitments as of April 30, 2010:

Payments Due By Period
(all amounts in $)
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Loans Payable – Trafalgar (1)	3,544,644	3,394,649	149,995
Loan Payable – Third Party	183,177	183,177
Total Contractual Cash Obligations	3,727,821	3,577,826	149,995

(1) Net of discounts (see footnotes)

 Recent Accounting Developments .

 We refer readers to the footnote tilted "Recent Accounting Developments" appearing on page F-9 of our audited financial statements accompanying this report.

Critical Accounting Policies .

We refer readers to the footnote tilted "Critical Accounting Policies" appearing on page F-8 of our audited financial statements accompanying this report.

Foreign Currency Translation .

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

Revenue Recognition ..

We formerly generated the majority of our revenue from gross sales of lottery tickets by our client’s lotteries.  For accounting purposes, our net revenue, which is calculated after settlement of all discounts, refunds, and adjustments, in accordance with the provisions of the contracts with our clients and which varies from client to client, is deemed to be a "commission."

Presently, the Company is not generating any revenue.

Financing Activities During the Last Fiscal Year .

During the 2010 fiscal year, we received financing from the following sources:

•	Trafalgar loaned the Company the aggregate principal amount of $685,000;

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

As described elsewhere herein, in March 2009, we entered into a series of restructuring agreements with Trafalgar to cure the continuing defaults and materially modified the November 2008 loan documents.  On March 11, 2010, Trafalgar declared a default and seized our operating subsidiaries.

As a result of the above described transactions with Trafalgar Capital, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments .  The value of the beneficial conversion feature was determined using the intrinsic value method.  In accordance with EITF 00-27 paragraph 6, when detachable warrants are associated with the issuance of convertible debt, the ratios of the relative fair values of the convertible debt and detached warrants are allocated to the proceeds received, with those amounts being recorded in the paid-in-capital accounts of the balance sheets of the Company. The amount recorded as a discount to the convertible debt was $1,210,793. This amount consists of $1,141,679 related to the beneficial conversion features of the convertible debt and $69,114 related to the allocation to the value of the detachable warrants associated with the issuance of the debt. The discount is being amortized over the 2 year term of the convertible debt; accordingly, the Company recorded $439,582in expense for the accretion of the discount during the year ended April 30, 2009.

Off-Balance Sheet Arrangements .

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On August 31, 2010 (the “Dismissal Date”), New Media Lottery Services Inc. (the “Company”) dismissed Chisholm, Bierwolf, Nilson & Morrill LLC, as its independent certifying accountant.  The Company’s Board of Directors approved of the dismissal on August 30, 2010. There were no disputes or disagreements between Chisholm, Bierwolf, Nilson & Morrill LLC and the Company during the previous two fiscal years. Except for the provision of a “Going Concern” opinion, the reports of Chisholm, Bierwolf, Nilson & Morrill LLC on the Company’s financial statements for the years ended March 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended April 30, 2010 and 2009, and through the Dismissal Date, the Company has not had any disagreements with Chisholm, Bierwolf, Nilson & Morrill LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved Chisholm, Bierwolf, Nilson & Morrill LLC’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended April 30, 2010 and 2009, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Chisholm, Bierwolf, Nilson & Morrill LLC with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Chisholm, Bierwolf, Nilson & Morrill LLC furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree, a copy of which is filed as Exhibit 16.1 herewith.

New independent registered public accounting firm

On August 31, 2010, the Company engaged Larry O’Donnell CPA, PC (“O’Donnell”), as its independent registered public accounting firm, to audit the Company’s financial statements. The decision to engage O’Donnell was approved by the Company’s Board of Directors at a Board meeting called for such purpose.

During the Company’s two most recent fiscal years and through the date of the engagement of O’Donnell, the Company did not consult with O’Donnell regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of O’Donnell, O’Donnell did not provide the Company with any written or oral advice that O’Donnell concluded was an important factor considered by the Company in reaching any decision as to any accounting, auditing or financial reporting issue.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision of our Chief Executive Officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, our management concluded that, as of April 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

As of April 30, 2010, our management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, management concluded that, during the period covered by this report, our internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This flaw in the design or operation of our internal control over financial reporting adversely affected our internal controls and may be considered to be a significant deficiency.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth, as of September 1, 2010, the officers and directors of the Company.

Name	Age	Title
Jeffrey Sternberg	64	Director

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

Item 11. Executive Compensation.

During the fiscal year ended April 30, 2010, all of our employees were remunerated by our indirect subsidiary, NM-LTD for all services rendered to our group.  NM-US did not pay or otherwise remunerate directly any employee during the last fiscal year.

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
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total
John T. Carson,	2010	$71,000	1,039	(1)	72,039
Former Chief Executive Officer (former principal executive officer)	2009	$167,000	13,361	(1)	180,361
Certain columnar information required by Item 402(n)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officer required to be reported in the table during fiscal years ended April 30, 2010 and April 30, 2009.

 All compensation was paid in US Dollars
(1) Represents car allowance.

Employment Agreements.

NM-US has not entered into written employment agreements with any member of our management.  NM-PLC and NM-LTD compensated all of the Company’s employees.  Disclosure relating to all management employment contracts issued by NM-PLC is set forth below.

 NM-PLC Employment Agreements

Pursuant to an employment agreement dated March 13, 2008, NM-PLC engaged John Carson to serve as the chief executive officer of NM-PLC at a salary of $192,000 per annum (excluding bonuses and benefits including a payment equal to 10% of his total annual emoluments by way of pension contribution).  The term of the agreement is for a period of twenty-four months and thereafter the agreement is terminable by either party on the giving of two month’s written notice.  John Carson was appointed a director of the NM-PLC on November 14, 2005. Mr. Carson resigned as of March 11, 2010.

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

 As of April 30, 2010, there were outstanding qualified options to purchase an aggregate of 2,875,000 shares of common stock and non-qualified options to purchase an aggregate of 600,000 shares of common stock.

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

Option Grants in the Last Fiscal Year.

 NM-US granted  3,475,000 options to purchase securities during the fiscal year ended April 30, 2010. They had an exercise price of $.10 per share.

Outstanding Equity Awards at Fiscal Year End

Below is information relating to unexercised options held by John T. Carson, our former Chief Executive Officer, as of April 30, 2009.  No other executive officer held any unexercised options or unvested stock as of such date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Carson	2,500,000	—	—	$.10	May 28, 2019

Certain columnar information required by Item 402(p)(2) of Regulation S-K has been omitted because there were not unvested options to report in the table for the fiscal year ended April 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 30, 2010, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our named executive officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The applicable percentage of ownership is based on 33,897,843 shares outstanding as of August 31, 2010.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Class Owned
John Carson (2)	3,387,714	8.63%
Jeffrey Sternberg	-0-	-0-
Sterling Herbst (3)	396,429	1.01%
Milton Dresner (4)	7,750,000	19.73%
Joseph Dresner (5)	7,750,000	19.73%
Trafalgar Capital Specialized Investment Fund-FIS (6)	9,005,700	22.93%
All officers and directors as a group (2 persons) (7)	3,784,143	9.64%
* Less than 1%.
(1)	The address for each of the persons identified in the foregoing table is care of the Company.
(2)	Includes 600,000 shares of common Stock held by The John C. Carson Revocable Trust for which Mr. Carson is the trustee and options to purchase 2,500,000 shares of common stock.
(3)	Includes 21,429 shares of common stock and options to purchase 375,000 shares of common stock.
(4)	Includes 7 million shares of common stock and warrants to purchase 750,000 shares of common stock.
(5)	Includes 7 million shares of common stock and warrants to purchase 750,000 shares of common stock.

(6)
Includes 9,005,700 shares of common stock.  Does not include shares of common stock issuable upon the conversion of outstanding shares of preferred stock to be issued to Trafalgar or shares issuable upon conversion of an outstanding debenture held by Trafalgar, which cannot be calculated as of the date hereof.

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

As of December 31, 2008, the Company was in default under the terms of loan agreements with Trafalgar, as more fully described under the heading " Management Discussion and Analysis of Financial Condition and Results of Operations – Default on Loans and Debt Restructuring. "  In order to cure the defaults, on March 24, 2009, NM-US and NM-PLC entered into a Restructuring Agreement in favor of Trafalgar under which payments during the period beginning on December 30, 2008 through June 30, 2009 would be deferred and resume as of July 31, 2009 in the amounts provided for in the agreement.  In addition, Trafalgar extended the maturity date of the October 2008 loan from April 30, 2010 to October 31, 2010.  In consideration of the indulgence granted by Trafalgar, the Company agreed (i) to pay Trafalgar a restructuring fee of €150,000, half of which was to be added to the principal amounts outstanding principal balance of each loan and (ii) NM-US agreed to enter into each of a pledge agreement and corporate guaranty agreement in favor of Trafalgar.  In addition, Milton Dresner and Joseph Dresner transferred an aggregate of 9,005,700 shares of NM-US common stock to Trafalgar so that after the transfer, Trafalgar would own approximately 42% of the outstanding shares of NM-US.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Larry O’Donnell CPA, BC for the audits of the Company's annual consolidated financial statements for the 2010 fiscal year ending on April 30, 2010 is $0, as the Company has not yet been billed.

AUDIT-RELATED FEES.  The aggregate fees billed by Larry O’Donnel CPA, PC for audit-related services rendered for the Company for the 2010 fiscal year were $0.   Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES.  The aggregate fees billed by Larry O’Donnel CPA, PC for tax-related services rendered for the Company for the 2010 fiscal year were $0.  The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Larry O’Donnel CPA, PC , other than the audit services, audit-related services, and tax services, were $0 for the 2009 fiscal year.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements Documents filed as a part of this report:

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

(b)          Exhibits

The following financial statements are filed as part of this report:

The following are filed as exhibits to this report:

Exhibit No.	Exhibit Title	Location Reference
2.1	Share Exchange Agreement dated March 19, 2004 by and among the Company, Lottery Network Services Ltd. and the holders of all of the outstanding shares of capital stock of Lottery Network Services Ltd.	2
2.2	Agreement and Plan of Merger dated June 14, 2004 by and between New Media Lottery Services, Inc. and Residential Resales, Inc.	3
2.2	Agreement and Plan of Merger dated January 25, 2005 by and between New Media Lottery Services, Inc., a Virginia corporation, and New Media Lottery Services, Inc., a Delaware corporation.	6
3(i)(a)	Articles of Incorporation of Media Acquisitions Group, Inc.	1
3(i)(b)	Certification of Reinstatement	1
3(i)(c)	Articles of Amendment to Articles of Incorporation to change the corporate name to Residential Resales, Inc.	1
3(i)(d)	Certification of status of Residential Resales, Inc.	1
3(ii)	Bylaws of Residential Resales, Inc.	1
3(i)(e)*	Articles of Association of Lottery Network Services Ltd.	2
3(i)(f)*	Memorandum of Association of Lottery Network Services Ltd.	2
3(i)(g)	Articles of Incorporation of New Media Lottery Services, Inc. (Virginia).	3
3(i)(h)	Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	6
3(i)(i)	Certificate of Amendment to Certificate of Incorporation of New Media Lottery Services, Inc. (Delaware).	15
3(i)(j)	By-Laws of New Media Lottery Services, Inc. (Delaware).	6

3(i)(k)	Articles of Association of New Media Lottery Services plc	9
3(i)(l)	Memorandum of Association of New Media Lottery Services plc	9
10.1	Agreement dated September 13, 2001, as amended as of January 26, 2004 by and between Lottery Network Services Ltd. and Rehab Net Games Limited.	2
10.2	Agreement dated December 12, 2001 by and between Lottery Network Services Ltd. and Rehab Charities UK Limited.	2
10.3	Agreement dated November 27, 2001 by and between Lottery Network Services Ltd. and Tropical Gaming Ltd., Belize.	2
10.4	Agreement dated February 12, 2002 by and between Lottery Network Services Ltd. and Guatemalan Pediatric Foundation.	2
10.5	Agreement dated December 7, 2001 by and between Lottery Network Services Ltd. and Intellect Foundation.	2
10.6	Agreement dated February 3, 2004 by and between Lottery Network Services Ltd. and Carnegie Cooke & Company Inc.	2
10.7	Joint Venture Agreement dated October 28, 2004 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.8	Agreement dated May 6, 2005 by and between New Media Lottery Services, Inc. and Alladdin Lotteries Limited.	7

10.9	Quota Holders Agreement dated June 22, 2005 by and between New Media Lottery Services, Inc. and Cybercyte Sistemas e Serviços Ltda.	7
10.10	Agreement dated June 7, 2005 by and between New Media Lottery Services, Inc. and Parlay Entertainment Limited.	8
10.11	Floating Eurodollar Note dated October 7, 2005 in the principal amount of $1,000,000 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.12	Services Agreement dated November 25, 2005 by and among Lottery Network Services Ltd., and Friends of Rehab Society and Rehab Net Games Limited.	9
10.13	Letter agreement dated December 15, 2005, between Milton Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.14	Letter agreement dated December 15, 2005, between Joseph Dresner and the Company with respect to conversion of debt into 5,000,000 shares of common stock.	9
10.15	Amended and Restated Floating Eurodollar Note (amending the Floating Eurodollar Note dated October 7, 2005) in the principal amount of $1,500,000, dated December 14, 2005 made by New Media Lottery Services, Inc. in favor of Comerica Bank.	9
10.16	Placing Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.17	Asset Purchase and Assumption of Liabilities Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.18	Technology License Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.19	Sublicense Agreement dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services (International) Limited.	9
10.20	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.21	Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and Randolph H. Brownell, III.	9
10.22	Supplemental Letter to Employment Agreement, dated March 13, 2006 between New Media Lottery Services plc and John T. Carson.	9
10.23	Relationship Deed dated March 13, 2006 between New Media Lottery Services, Inc. and New Media Lottery Services plc.	9
10.24	Financial Services Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.25	Broker’s Agreement dated March 13, 2006 by and among, New Media Lottery Services plc, New Media Lottery Services, Inc., certain directors of the foregoing companies and Zimmerman Adams International Limited	9
10.26	Promissory note dated March 17, 2006 in the principal amount of $1,500,529.86 made by New Media Lottery Services (International) Limited in favor of New Media Lottery Services, Inc.	9

10.27	Agreement dated October 12, 2005 by and between New Media Lottery Services International, Ltd. and Inspired Broadcast Networks	10
10.28	Floating Eurodollar Note in the principal amount of $600,000, dated December 5, 2006 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11
10.29	Floating Eurodollar Note in the principal amount of $1,900,000, dated February 20, 2007 made by New Media Lottery Services (International) Limited in favor of Comerica Bank.	11
10.30	Convertible Loan Agreement dated June 6, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	11
10.31	Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	11
10.32	Convertible Loan Agreement dated June 6, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	12
10.33	Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	12
10.34	Convertible Loan Agreement dated October 31, 2008 between Trafalgar Capital Specialized Investment Fund-FIS and New Media Lottery Services, plc	14

10.35	Amended and Restated Debenture made by New Media Lottery Services, plc in favor of Trafalgar Capital Specialized Investment Fund-FIS	14
10.36	Cross Corporate Guarantee, dated January 26, 2009 between New Media Lottery Services (International), Ltd., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.37	Debenture made by New Media Lottery Services (International), Ltd. in favor of Trafalgar Capital Specialized Investment Fund-FIS	14
10.38	Comerica Bank $1.9 million Amended & Restated Single Payment Note dated February 20, 2009	14
10.39	Loan Facility Restructuring Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., New Media Lottery Services, plc and Trafalgar Capital Specialized Investment Fund-FIS	14
10.40	Share Pledge Agreement, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.41	Cross Corporate Guarantee, dated March 24, 2009 between New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS	14
10.42	Agreement dated July 20, 2009 by and among New Media Lottery Services, Inc., New Media Lottery Services plc (“NM-PLC”), New Media Lottery (International) Services Ltd., Milton Dresner and Joseph Dresner, on the one hand, and Trafalgar Capital Specialized Investment Fund-FIS.	16
10.43	Letter Agreement dated July 20, 2009 by and among New Media Lottery Services, Inc., and Trafalgar Capital Specialized Investment Fund-FIS with respect to $1 million line of credit	17
14	Code of Ethics	5
16 .1	Letter of Earl M. Cohen, CPA, PA, on change in certifying accountant.	4
16.2	Letter from Bouwhuis, Morrill & Company, LLC regarding change in certifying accountant.	13
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	18
32.1	Section 1350 Certification	18

1.	Previously filed with the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 24, 2002.
2.	Previously filed with the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 2, 2004.
3.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated June 9, 2004.
4.	Previously filed with Amendment No. 1 to the Current Report on Form 8-K dated March 31, 2004 as filed with the Securities and Exchange Commission on April 8, 2004.
5.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 as filed with the Securities and Exchange Commission on August 10, 2004.
6.	Previously filed with the Information Statement pursuant to Rule 14C of the Securities Exchange Act of 1934 dated January 5, 2004.
7.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission on July 29, 2005.
8.	To be filed by amendment.
9.	Previously filed with the Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on March 23, 2006.
10.	Previously filed with the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission on August 15, 2006.
11.	Previously filed with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2008.
12.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008.
13.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009.

14.	Previously filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 as filed with the Securities and Exchange Commission on April 3, 2009.
15.	Previously filed as an exhibit to a Preliminary Information Statement on Schedule 14C filed with the Securities and Commission on June 3, 2009
16.	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009.
17.	Previously filed with the Annual Report on Form 10-K for the fiscal year ended April 30, 2010
18.	Filed herewith

(c)          No exhibits required by this subsection (c) of Item 15 are required to be filed with this report.

NEW MEDIA LOTTERY SERVICES, INC.
& SUBSIDIARIES

Financial Statements for the Years
Ended April 30, 2010 and 2009
and Report of Independent Registered
Public Accounting Firm

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@comcast.net	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Media Lottery Services, Inc.
Harrisonburg, Pennsylvania

I have audited the accompanying consolidated balance sheet of New Media Lottery Services, Inc., and subsidiaries as of April 30, 2010, and the related consolidated statements of operations, changes in stockholders deficit and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Media Lottery Services, Inc. as of April 30, 2010, and the results of operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a working capital deficiency of $4,052,838, has not yet achieved profitable operations, has accumulated losses of $21,585,869. These factors, along with other matters as set forth in Note 11, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Larry O’Donnell, CPA, PC
September 2, 2010

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30,	April 30,
	2010	2009
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$254	$69,233
Accounts receivable, net	-	88,122
Prepaid assets	-	17,280

Total Current Assets	254	174,635

PROPERTY AND EQUIPMENT, NET	-	73,215

DEFERRED LOAN FEES - NET	1,429,809	743,075

TOTAL ASSETS	$1,430,063	$990,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$424,297	$1,004,612
Other payable	-	69,713
Deferred compensation	-	62,500
Due to related parties	50,969	202,465
Notes payable, net	-	5,406,628
Notes payable - related party	221,589	2,293,177
Convertible notes - related party, net	3,356,237	-

Total Current Liabilities	4,053,092	9,039,095

NOTES PAYABLE – LONG-TERM PORTION, NET	149,995	448,021

TOTAL LIABILITIES	4,203,087	9,487,116

Convertible Redeemable Preferred Stock, Series A ($2,000 stated value, 5 million shares authorized, 2 million shares issued and outstanding at April 30, 2010) (redeemable in liquidation at an aggregate of $2 million at April 30, 2010)	2,000	-

Stockholder's Deficit:
Common stock, $0.001 par value; 150,000,000 shares authorized, 33,897,843 shares issued and outstanding	33,898	21,442
Additional paid-in capital	18,538,370	3,605,859
Prepaid consulting equity	(26,052)	-
Accumulated deficit	(21,585,869)	(16,034,596)
Accumulated other comprehensive income	264,629	264,628

Total Stockholders' Deficit	(2,775,024)	(12,142,667)

Minority Interest	-	3,646,476

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,430,063	$990,925

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the Twelve Months Ended
	April 30,
	2010	2009

NET REVENUES	$765,753	$1,120,833

OPERATING EXPENSES

Depreciation and amortization expense	1,356,667	404,613
General and administrative	933,375	1,112,712
Management fees	27,500	75,930
Professional fees	411,030	577,831
Programming fees	381,160	608,950
Rent expense	91,498	98,393
Contract development	-	39,129
Website expense	445,792	895,547

Total Operating Expenses	3,647,022	3,813,105

LOSS FROM OPERATIONS	(2,881,269)	(2,692,272)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of property and equipment	(52)	400
Interest income	1,601	3,645
Interest expense	(336,184)	(568,768)
Interest expense - beneficial conversion feature	(930,839)	(598,923)

Total Other Income (Expenses)	(1,265,474)	(1,163,646)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(4,146,743)	(3,855,918)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN SUBSIDIARIES LOSSES	(1,404,530)	744,418

NET LOSS	$(5,551,273)	$(3,111,500)

PREFERRED STOCK DIVIDEND	-	-
LOSS ON REDEMPTION OF PREFERRED STOCK	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,551,273)	$(3,111,500)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,897,843	21,442,143

OTHER COMPREHENSIVE INCOME

NET LOSS ATTRIBUTABLE TO COMMON STOCK HOLDERS	$(5,551,273)	$(3,111,500)

Foreign currency translation adjustment	-	159,670
Unrealized gain (loss) on marketable securities	-	(3,000)

COMPREHENSIVE LOSS	$(5,551,273)	$(2,954,830)

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the period May 1, 2008 through April 30, 2010

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-in	Prepaid	Accumulated	Comprehensive	Minority
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Income	Interest

Balance, April 30, 2008	-	$-	21,442,143	$21,442	$3,335,688	$-	$(12,923,096)	$107,958	$2,887,722

Consolidation of subsidiaries	-	-	-	-	-	-	-	-	758,754

Unrealized loss on marketable securities	-	-	-	-	-	-	-	(3,000)	-

Transfer of related party shares for convertible note financing cost	-	-	-	-	270,171	-	-	-	-

Foreign currency translation	-	-	-	-	-	-	-	159,670	-

Net loss for the year ended April 30, 2009	-	-	-	-	-	-	(3,111,500)	-	-

Balance, April 30, 2009	-	$-	21,442,143	$21,442	$3,605,859	$-	$(16,034,596)	$264,628	$3,646,476

Consolidation of subsidiaries	-	-	-	-	-	-	-	-	(1,404,530)

Preferred stock issued for costs related to Convertible debt	2,000,000	2,000	-	-	1,998,000	-	-	-	-

Common stock issued for conversion of debt	-	-	9,005,700	9,006	6,103,627	-	-	-	-

Common stock issued for services	-	-	3,450,000	3,450	177,550	(98,500)	-	-	-

Valuation of options and warrants	-	-	-	-	248,273	-	-	-	-

Value attributed to beneficial conversion features	-	-	-	-	140,686	-	-	-	-

Disposal of Subsidiaries	-	-	-	-	6,264,375	-	-	-	(2,241,946)

Amortization of prepaid equity	-	-	-	-	-	72,448	-	-	-

Foreign currency translation	-	-	-	-	-	-	-	-	-

Net loss for the period ended April 30, 2010	-	-	-	-	-	-	(5,551,273)	-	-

Balance, April 30, 2010 - unaudited	2,000,000	$2,000	33,897,843	$33,898	$18,538,370	$(26,052)	$(21,585,869)	$264,628	$-

The accompanying notes are an integral part of these consolidated financial statements

NEW MEDIA LOTTERY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	April 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,551,273)	$(3,111,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,356,667	404,613
Loss (gain) on disposition of assets	52	(400)
Common Stock issued for services	154,948	598,923
Warrants and Options granted for services	248,273	-
Forgiveness of related party interest	233,697	-
Accretion of beneficial conversion feature	930,839	-
Loss from disposition of subsidiary	202,500	-
Minority interest in subsidiaries losses	1,404,530	(744,418)
Change in operating assets and liabilities:
Accounts receivable	88,122	245,655
VAT receivable	(69,713)	(22,712)
Accounts payable and accrued expenses	(580,312)	178,749
Prepaid assets	15,944	65,228

Net Cash Used by Operating Activities	(1,565,726)	(2,385,862)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	-	(39,460)
Proceeds from sale of property and equipment	2,200	-

Net Cash Used by Investing Activities	2,200	(39,460)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	-	3,721,671
Loan fees paid	(92,500)	(960,593)
Proceeds from issuance of convertible
notes payable, related parties	575,000	-
Proceeds from issuance of
notes payable, related parties	110,500	610,000
Payments on notes payable, related parties	(82,088)	(500,000)
Payments on notes payable	-	(516,250)

Net Cash Provided by Financing Activities	510,912	2,354,828

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	983,635	(76,020)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,979)	(146,513)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,233	215,746

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254	$69,233

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$988	$318,685
Cash paid for income taxes	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:

Common stock issued for services	$154,948	$-
Common Stock issued to convert debt	$6,112,633	$-
Warrants and options granted for services	$248,273	$-
Forgiveness of related party interest	$233,697	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On March 11, 2010, NMLS, NM-PLC, LNS and John Carson, a director and the chief executive officer of each entity; and Trafalgar Capital Specialized Investment Fund-FIS ("Trafalgar"), lenders to the Company, entered into an agreement that resulted in a global restructuring of the Company.  Upon the consummation of the transactions among the parties to this agreement, the Company no longer engages in any operations.

NOTE 2 -               SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.  The following policies are considered to be significant:

a.     Nature of Operations

New Media Lottery Services, Inc., through its direct and indirect subsidiaries, designed, built, implemented, managed, hosted and supported internet and wireless device based lottery programs operated by governments and charitable organizations outside of the United States.  The Company also designed and distributed games for use on video lottery terminals and other electronic kiosks. Since March 11, 2010 the Company has ceased those activities and is actively seeking lottery licenses and other lottery related business opportuntities.

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

Asset Class	Life	2010	2009
Computer Equipment	3 Years	$-	106,476
Furniture & Equipment	7 Years	-	7,805
Computer Software	3 Years	-	297,589
Less - Accumulated Depreciation & Amortization		-	(318,583)
Net Property and Equipment		$-	93,287

Depreciation and amortization expense for the years ended April 30, 2010 and 2009 was $0  and $97,492, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.     Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period as follows:
	April 30,	April 30,
	2010	2009
Net loss (numerator)	$(5,551,273)	$(3,111,500)
Weighted average shares outstanding (denominator)	33,897,843	21,442,143
Loss per share amount	$(0.16)	$(0.15)

The Company has issued the following securities that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended April 30, 2010 and 2009.

Options	3,475,000	shares
Warrants	1,900,000	shares

g.    Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (“SFAS 168").  Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities.  SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in  the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal  securities laws are also sources of authoritative U.S. GAAP for SEC  registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company’s financial statements.

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

At April 30, 2010, the Company has an approximately $600,000 net operating loss carryforward.  The Company’s subsidiary, New Media Lottery Services (International), Ltd., has capitalized $4,952,923 as Code Section 195 start up expenditures.  With the January 2006 inception of operating revenues by the Company’s foreign subsidiary, the Company has deemed that operations have begun, as defined by Section 195. These cumulative startup costs will be amortized over sixty months for income tax accounting purposes.  The Company and its subsidiaries will not file a consolidated income tax return. Neither the domestic parent nor the foreign subsidiaries expect any income tax expense for the year ended April 30, 2010.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.   Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible by management.  The allowance at April 30, 2010 and 2009 was $0 and $0, respectively.

l.     Concentrations of Credit Risk (Cash balances at a single financial institution)

The Company maintains its cash balances in secured financial institutions.  Two of these institutions are in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of April 30, 2010 the Company had uninsured cash balances of $0 in the United States.

m.  Advertising

The Company expenses advertising costs as they are incurred.  Advertising expenses for the years ended April 30, 2010 and 2009 were $295,472 and $685,713, respectively.

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

p.  Beneficial Conversion Feature

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.   If a BCF exists, the Company records it as a debt discount.  Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.  Expense recorded on the Company's financial statements during the years ended April 30, 2010 and 2009 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $930,839 and $598,923, respectively.

q.   Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company has not recorded an impairment of long-lived assets as of April 30, 2010 and 2009.

NOTE 3 -     AVAILABLE FOR SALE SECURITIES

Marketable securities at April 30, 2009 are classified and disclosed as available-for-sale under the requirements of SFAS No. 115.  The Company did not have proceeds from the sale of any available for sale securities.  Under such statement, the Company’s securities are required to be reflected at their fair value as follows:

	April 30,	April 30,
	2010	2009

Fair value of marketable securities at beginning of year	$-	3,000
Realized gain (loss) on marketable securities	-	-
Proceeds from the sale of marketable securities	-	-
Unrealized gain (loss) on marketable securities	-	(3,000)
Fair value of marketable securities at end of year	$-	-

Unrealized holding gains and losses are reported in accumulated other comprehensive income on the balance sheets of the company, at April 30, 2010 and 2009.

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

In addition to operating capital, the Company engages in business with companies which are under common ownership and/or management as follows:

Miller & Earle, PLLC
The Company has utilized the services of a law firm named Miller & Earle, PLLC (ME) where one of the partners is a major shareholder of the Company.  The Company paid ME $0 and $0 during the years ending April 30, 2010 and 2009.  The Company owed ME $50,969 at April 30, 2010 and $202,465 at April 30, 2009 (see Note 9).

Nathan Miller
As of April 30, 2010, New Media Lottery Services, Inc. was indebted to Nathan Miller, a former officer and director of the company and current major shareholder, in the amount of $183,177, plus $81,650 in accrued interest  ($9,617 in 2010 and $11,334 of accrued interest in 2009), which is repayable on terms to be determined.

Milton Dresner
During fiscal years 2009, 2008 and 2006, Milton Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International an aggregate of $100,000, $967,500 and $150,000, respectively.  New Media Lottery Services International executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.  During the fiscal year ended April 30, 2010, Mr. Dresner converted all debt into stock

Joseph Dresner
During fiscal year 2008, Joseph Dresner, a principal shareholder and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $882,500.  New Media Lottery Services International executed a demand note in favor of Mr. Dresner with respect to such amount that bears interest at variable interest rates.  During the fiscal year ended April 30, 2010, Mr. Dresner converted all debt into stock

John Carson
During fiscal year 2009, John Carson, a shareholder, officer and director of the New Media Lottery Services, Inc., loaned New Media Lottery Services International $10,000.  New Media Lottery Services International has executed a demand note in favor of Mr. Carson with respect to such amount that bears interest at the Prime Rate plus 3%.  During the fiscal year ended April 30, 2010 the note to Mr. Carson was paid in full.

Trafalgar
During fiscal year 2010, Trafalgar Capital, a principal shareholder, loaned the company $60,000 which was repaid and $50,500 of which $38,412 is outstanding at April 30, 2010.

NOTE 5 -	LOANS PAYABLE – RELATED PARTIES

The Company has been relying to a great extent on certain related parties for operating capital.  Due to these transactions the Company had considerable loans payable due to related parties consisting of the following:

	April 30,	April 30,
	2010	2009
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	$183,177	$183,177
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	-	525,000
Loan payable to an individual, interest at prime plus 2%, due on demand, unsecured	-	260,000
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	-	392,000
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	-	622,500
Loan payable to an individual, interest at prime plus 3%, due on demand, unsecured	-	10,000
Loan payable to Trafalgar, unsecured	38,412	-
Loan payable to an individual, interest at 5.25%, due on demand, unsecured	-	200,000
Total Loans Payable	221,589	2,193,177
Less: Current Portion	(221,589)	(2,193,177)
Long-Term Loans Payable	$-	-

Interest expense on loans payable to related parties for the years ended April 30, 2010 and 2009 was $30,976 and $132,936 respectively.  Note that this does not include accrued interest on convertible notes due to Trafalgar (See Note 7)

NOTE 6 –	NOTES PAYABLE

Notes payable consisted of the following:

	April 30,	April 30,
	2010	2009
Comerica Bank note with interest approximately equal to the Euro dollar prime rate Plus 2.5%, due June 1, 2009	-	1,500,000
Comerica Bank note with interest approximately equal to the Euro dollar prime rate Plus 2.5%, due June 1, 2009	-	600,000
Comerica Bank note with interest approximately equal to the daily adjusted LIBOR rate Plus 2.5%, due February 20, 2010	-	1,900,000
Trafalgar Capital Note with interest equal to 8%,	3,019,714	2,140,740
Trafalgar Capital Convertible Note with interest equal to 10%, due July 31, 2011, secured by all assets of the company (less discount of $88,482 - See note 7)	486,518	-
Total Notes Payable	3,506,232	6,140,740
Less: Current Portion	(3,356,237)	(5,625,120)
Long-Term Notes Payable	$149,995	515,620

Interest on the Trafalgar Capital notes has not  been paid on a monthly basis; hence, accrued interest expense on notes payable for the years ended April 30, 2010 and 2009 was $282,641 and $0 respectively.

The following is a schedule of future principle payments required under the above notes as of April 30, 2009:

Year Ending
April 30	Amount

2010	$3,538,129
2011	63,898
2012	-
2013	-
2014	-
Thereafter	-

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

NOTE 7 -     CONVERTIBLE DEBT (Continued)

The value of the beneficial conversion feature was determined using the intrinsic value method.  In accordance with EITF 00-27 paragraph 6, when detachable warrants are associated with the issuance of convertible debt, the ratios of the relative fair values of the convertible debt and detached warrants are allocated to the proceeds received, with those amounts being recorded in the paid-in-capital accounts of the balance sheets of the Company. The amount recorded as a discount to the convertible debt was $1,210,793. This amount consists of $1,141,679 related to the beneficial conversion features of the convertible debt and $69,114 related to the allocation to the value of the detachable warrants associated with the issuance of the debt. The discount is being amortized over the 2 year term of the convertible debt; accordingly, the Company recorded $620,632 in expense for the accretion of the discount during the year ended April 30, 2010.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of April 30, 2010 and 2009

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

Leasing Arrangements and Commitments

- The Company, as of April 30, 2010, has no leasing arrangements or commitments.

Rental expense was $91,498 in 2009 and $98,393 in 2009.

NOTE 10 -	STOCK OPTIONS AND WARRANTS

The Company has adopted FASB Statement 123(R), "Share-Based Payments" ("SFAS No. 123R") to account for its stock options and warrants.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes pricing model.  The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  The Company granted stock options or warrants during the fiscal year ended 2010 as listed in the tables below.  The Company’s 80.23% subsidiary, NM-PLC, did not issue warrants and stock options during the fiscal year ended 2010.

EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at April 30, 2009 and 2008:
Outstanding, April 30, 2008	1,625,000
Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2009	1,625,000

Granted	3,475,000
Canceled	1,625,000
Exercised	-

Outstanding, April 30, 2010	3,475,000

Weighted average exercise price of options outstanding at April 30, 2010	$0.34

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/10	Life (years)	Price	at 4/30/10	Price

$0.10	3,475,000	9.90	$0.10	3,475,000	$0.10

WARRANTS

The following tables summarize the information regarding warrants at April 30, 2009 and 2008:

Outstanding, April 30, 2008	200,000

Granted	-
Canceled	-
Exercised	-

Outstanding, April 30, 2009	200,000

Granted	1,700,000
Canceled	-
Exercised	-

Outstanding, April 30, 2010	1,900,000

Weighted average exercise price of warrants outstanding at April 30, 2010	$0.10

NOTE 10 -	STOCK OPTIONS AND WARRANTS (Continued)

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/10	Life (years)	Price	at 4/30/10	Price

$0.25	200,000	5.00	$0.25	200,000	$0.25

$0.30	200,000	1.0	$0.30	200,000	$0.30

$0.05	1,500,000	2.3	$0.05	1,500,000	$0.05

NOTE 11 -    GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the consolidated financial statements, the Company has incurred $21,585,869 losses from inception of the Company through April 30, 2010.  The Company’s stockholders’ deficit at April 30, 2010 was $2,775,024.   Additionally, the Company has sustained additional operating losses for the year ended April 30, 2010 of $2,881,269, has a working capital deficit of $4,052,838, negative cash flows from operations, and no known borrowing capacity and has ceased all operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company no longer engages in lottery based programs and is currently seeking new business opportunities.

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

NOTE 13 –  OTHER ASSETS

The Company follows SFAS 142 for the loan fees and other intangible assets which requires other intangible assets to be amortized only if they have defined useful lives.  The useful lives of the intangible assets that are being amortized are evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

On May 31, 2008, the Company entered into a convertible debenture agreement (See Note 7) whereby the Company paid fees of $271,636 in cash and 249,350 common shares of NM-PLC stock valued at $57,356.  On March 24, 2009, the Company restructured this convertible debenture agreement whereby the Company paid fees of $105,135.  These loan fees, a total of $434,127, were capitalized and are being amortized on a straight line basis over a 24 month period.  During the fiscal years ended April 30, 2009 and April 30, 2010, the Company expensed $198,974 and $221,193 of these fees, respectively.

On October 31, 2008, the Company entered into a convertible debenture agreement (See Note 7) whereby the Company paid fees of $247,158.   On March 24, 2009, the Company restructured this convertible debenture agreement whereby the Company paid fees of $105,135.  These loan fees, a total of $352,293, were capitalized and are being amortized on a straight line basis over a 24 month period.  During the fiscal years ended April 30, 2009 and April 30, 2010, the Company expensed $88,074 and $178,768 of these fees.

SIGNATURES

 In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 2, 2010	By:	/s/ Jeffrey Sternberg
Name: Jeffrey Sternberg
Title: Director
(Principal Executive Officer and
Principal Financial Officer)

 In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Jeffrey Sternberg	Director	September 2, 2010
Jeffrey Sternberg	(Principal Executive Officer and
Principal Financial Officer)